Form 10QSB
period 1996-09-30
ABACUS DIRECT CORP
filed 1996-11-14
CIK 1021080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ----------------

Commission file number        0-28834
                      -----------------------------

                           Abacus Direct Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            Delaware                                           84-111816 6
---------------------------------------                 ------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


                8774 Yates Drive, Westminster, Colorado 80030
--------------------------------------------------------------------------------
                  (Address of principal executive offices)


                                (303) 657-2800
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

                      Yes   X               No
                         -------              --------

* The issuer has been subject to the filing requirements of the Exchange Act since September 26, 1996.


State the number of shares outstanding of the issuer's class of common equity, as of the last practicable date: common stock, $.001 par value; 9,501,072 shares outstanding as of November 10, 1996.

                                     PART I

                         ITEM 1.  FINANCIAL STATEMENTS.

                           ABACUS DIRECT CORPORATION
                            STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                   (Unaudited)


                                     Three Months Ended September 30, Nine Months Ended September 30,
                                            1996            1995             1996            1995
                                        ------------   ------------   ------------   ------------
Revenue                                 $      6,368   $      3,105   $     12,415   $      6,458

Cost of Revenue                                  854            480          2,324          1,372
                                        ------------   ------------   ------------   ------------
  Gross Profit                                 5,514          2,625         10,091          5,086


Other Operating Costs
  Sales and marketing                          1,282            654          3,140          1,782
  Research and development                       232             95            540            300
  General and administration                     657            452          1,894          1,208
                                        ------------   ------------   ------------   ------------
Total Operating Expenses                       2,171          1,201          5,574          3,290


Operating Profit                               3,343          1,424          4,517          1,796

Interest and Other Income (Expense) .            (51)           (49)          (167)          (146)
                                        ------------   ------------   ------------   ------------
Net Income Before Income Taxes                 3,292          1,375          4,350          1,650

 Income tax expense                            1,317            254          1,740            305
                                        ------------   ------------   ------------   ------------

Net Income                              $      1,975   $      1,121   $      2,610   $      1,345
                                        ============   ============   ============   ============

Earnings Per Common Share               $       0.21   $       0.12   $       0.27   $       0.15

Weighted Average Number of Common and
Common Equivalent Shares Outstanding           9,523          9,212          9,530          9,200
                                        ============   ============   ============   ============



                   See notes to financial statements.

                          ABACUS DIRECT CORPORATION
                                 BALANCE SHEET
                                 (In thousands)

                                         September 30,      December 31,
                                              1996             1995
                                         --------------    --------------
                                           (unaudited)

Assets
Current assets
  Cash and cash equivalents              $        1,526    $        1,345
  Accounts receivable, (net of
    allowance for doubtful
    accounts of $270 and $126,
    respectively)                                 5,112             2,397
  Prepaid expenses and other
    current assets                                1,064               121
  Deferred tax assets                               120               120
                                         --------------    --------------
    Total current assets                          7,822             3,983

Notes Receivable from stockholder                    38                38
Property and equipment, net                       1,657             1,029
                                         --------------    --------------
                                         $        9,517    $        5,050
                                         ==============    ==============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                       $          601    $           79
  Accrued expenses                                1,588               515
  Current maturities of long term debt            1,056               604
  Income Tax Payable                              1,039               361
                                         --------------    --------------
    Total current liabilities                     4,284             1,559

Long-term debt                                    1,433             2,301

Stockholders' equity
  Common Stock, $.001 par value;
    25,000,000 shares authorized;
    9,501,072 and 9,046,529 shares
    issued and outstanding, respectively             10                 9
  Additional paid-in capital                      5,233               277
  Stock subscription receivable                  (4,957)                0
  Retained Earnings                               3,514               904
                                         --------------    --------------
    Total stockholders' equity                    3,800             1,190
                                         --------------    --------------
                                         $        9,517    $        5,050
                                         ==============    ==============


                   See notes to financial statements.

                           ABACUS DIRECT CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                           1996           1995
                                                       ------------    -----------
Operating Activities
Net Income                                             $      2,610          1,345
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                 447            353
  Loss on sale or disposal of equipment                           0              8
  Provision for doubtful accounts receivable                    144             93
  Deferred tax assets                                             0              0
  Changes in:
    Accounts receivable                                      (2,859)        (1,160)
    Prepaid expenses and other assets                          (943)           (14)
    Accounts payable                                            522             37
    Accrued expenses                                          1,073            707
    Income taxes payable                                        678             45
                                                       ------------    -----------
        Net cash provided by operating activities             1,672          1,414
                                                       ------------    -----------

Investing Activities
Purchases of property and equipment                          (1,075)          (528)
Proceeds from sale or disposal of equipment                       0              3
Note receivable from stockholder                                  0             (8)
                                                       ------------    -----------
        Net Cash provided by (used in)
        investing activities                                 (1,075)          (533)
                                                       ------------    -----------

Financing Activities
Principal payment on long term debt                            (416)          (290)
Issuance and redemption of stock                                  0             (3)
Redemption of Series A Preferred Stock                            0           (850)
                                                       ------------    -----------
        Net cash used in financing activities                  (416)        (1,143)
                                                       ------------    -----------

Net increase (decrease) in cash and cash equivalents            181           (262)
Cash and cash equivalents at beginning of period              1,345          1,856
                                                       ------------    -----------
Cash and cash equivalents at end of period                   $1,526         $1,594
                                                       ============    ===========

Supplemental Disclosure of Cash Flow Information
Interest paid                                                  $206           $210
Incomes taxes paid                                             $956            $22

Supplemental Schedule of Non-cash
  Investing and Financing Activities
Capital lease obligations incurred                               $0            $63
Stock issued under subscription                              $4,957             $0

                   See notes to financial statements.

                           ABACUS DIRECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Abacus Direct Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Prospectus dated September 26, 1996.


Notes 1     Initial Public Offering

On September 27, 1996 the Company completed an initial public offering of 5,068,000 shares (excluding the subsequent sale of 760,200 shares by certain selling stockholders of the Company solely to cover over-allotments). Of the total 5,068,000 shares offered, the Company issued 454,545 shares at a price of $14.00 subject to 7% underwriting fees, thereby netting $13.02 per share or $5,918,000. Other costs associated with the offering totaled $961,000.

Because the public offering closed on October 2, 1996, after the end of the third quarter, a stock subscription receivable net of offering costs of, $4,957,000, is reported at September 30, 1996.

Note 2      Redemption of Subordinated Debentures -- Subsequent Event

On October 2, 1996, the Company, utilizing some of the proceeds of the offering, retired all of its outstanding subordinated debentures totaling $2,445,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 compared with Three Months Ended September 30, 1995

The Company's revenue from operations in the third quarter of 1996 increased 105.1% to $6.4 million from $3.1 million in the third quarter of 1995. Net sales rose primarily due to higher sales penetration with each client, and increased sales to new and existing clients and (to a lesser extent) an expanded product line.

The third quarter cost of operations increased 78.0% to $854,000 from $480,000 in the third quarter last year. As a percentage of revenue, cost of operations decreased from 15.5% in last year's third quarter to 13.4% in 1996. Although the Company made substantial investments in increasing capacity to facilitate the rapid increase in sales, the Company benefited from earlier investments in its software, hardware and processing systems which resulted in a lower cost of revenue.

Sales and marketing expenses increased 95.9% to $1,282,000 in the third quarter this year from $654,000 in the same quarter last year. As a percent of revenue, sales and marketing expenses decreased to 20.1% in the third quarter from 21.1% in 1995. The increased expenses reflects the Company's emphasis on expanding its selling staff to increase sales penetration among existing and new clients. Further contributing to the higher level of expense was the sales staff commission program which provides incentives for overachieving sales targets during the period.

Research and development expenses increased 144.2% to $232,000 in the third quarter this year from $95,000 in the same quarter last year. As a percent of revenue, research and development increased to 3.6% in the third quarter from 3.1% in 1995. The increase in expense resulted from the Company's efforts to intensify it's research and development efforts to achieve increased product performance for clients and to develop new products to expand use of its database. In the third quarter, expenses included start-up development costs for the Abacus E-Net, an electronic data transmission network between the Company and several large service bureaus in the industry to more effectively deliver the Company's products to new as well as existing clients.

General and administrative expenses increased 45.4% for the third quarter this year to $657,000 from $452,000 in the same quarter last year. As a percent of revenue, general and administrative expenses decreased from 14.5% in last year's third quarter to 10.3% this year. The expense ratio decreased due to relatively lower variable costs and rapid revenue growth.

Operating profit increased 134.8% during the quarter ending September 30, 1996 to $3.3 million from $1.4 million in the same quarter of 1995. As a percent of revenue, operating profits in the third quarter rose to 52.5% from 45.9% in 1995. The increase can be attributed to the increased revenue combined with economies of scale being achieved in many areas along with the Company's ability to leverage its database resource among new and existing clients.

The Company's effective income tax rate for the third quarter of 1996 was calculated on an estimated annualized rate of 40% compared to an effective rate of 18.5% for the same period in 1995 when the Company utilized certain available tax benefits arising in prior years.

Net income in the third quarter of 1996 was $2.0 million or $0.21 per share compared with net income of $1.1 million of $0.12 per share in the third quarter last year.

Nine Months Ended September 30, 1996 compared with Nine Months Ended September 30, 1995

The Company's revenue from operations in the first nine months of 1996 increased 92.2% to $12.4 million from $6.5 million in the first nine months of 1995. The increase in sales was broad based among prospecting, housefile and optimization revenues. Existing clients accounted for 72% of the increased sales of these services while the remaining 28% resulted from a 31% increase in clients during the twelve month period ending September 30, 1996.

During the three quarters ending September 30, 1996, cost of operations increased 69.4% to $2.3 million from $1.4 million in the third quarter last year. As a percentage of revenue, cost of operations decreased from 21.2% in last year's three quarters to 18.7% in 1996. Substantial investments in staffing and hardware were made during the period to accommodate faster than anticipated revenue growth. Nevertheless, these expenses along with the less variable costs of licenses and depreciation grew at a much lower rate than sales.

Sales and marketing expenses increased 76.2% to $3.1 million in the nine months ending September 30, 1996 from $1.8 million in the same period last year. As a percent of revenue, sales and marketing expenses decreased to 25.3% in the first nine months from 27.6% in 1995. As in the third quarter, substantially all of the increase reflects increased staffing and compensation to provide better client coverage and service to provide increased revenue opportunities.

Research and development expenses increased 80.0% to $540,000 in the first nine months this year from $300,000 in the same quarter last year. As a percent of revenue, research and development decreased to 4.3% in first three quarters of 1996 from 4.6% in 1995. Increased expenses resulted from a 100% increase in the number of statisticians employed in 1996 to develop improved methodologies in pursuit of enhancing the performance of the data products the Company delivers.

General and administrative expenses increased 56.8% to $1.9 million for the nine months ending September 30, 1996 from $1.2 million in 1995. As a percent of revenue, general and administrative expenses decreased from 18.7% during last year's first nine months to 15.3% during the same period this year. The decrease in this expense ratio reflects relatively modest increases in staffing compared to sales growth, particularly in the third quarter.

Operating profit increased 151.5% to $4.5 million during the first nine months of 1996 compared to $1.8 million in the same quarter of 1995. As a percent of revenue, operating profits in the nine months ending September 30, 1996 rose to 36.4% from 27.8% in 1995. Because of the excellent revenue results particularly in the second and third quarters, margins grew to higher levels than anticipated.

Net income for nine months ended September 30, 1996 was $2.6 million or $0.27 per common share compared with net income of $1.3 million of $0.15 per share in the third quarter last year. Net income for 1995 reflects an effective tax rate of only 18.5% due to tax benefits available in that year.


SEASONALITY

The Company's business is seasonal in nature.  The third and fourth quarters of each year, include the peak selling season during which the Company is supplying the catalog industry with data services in advance of the
Thanksgiving and Christmas holidays.   In the first and second quarters, orders
are fewer and smaller. As a result, cost of operations, sales and marketing, research and development, and general and administrative expenses as a percentage of revenues are usually higher during the first half of each year.

LIQUIDITY AND CAPITAL RESOURCES

The Company met its short-term liquidity needs and its capital requirements through funds generated from operations. Additionally, the Company met all requirements of principal reduction on subordinated debentures through funds generated from operations. These debentures totaling $2,445,000 were retired in full using proceeds generated from the initial public offering on October 2, 1996.

The Company believes that its cash flow from operations will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                                    PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's predecessor, Abacus Direct Corporation, a Colorado corporation ("Abacus Colorado"), held a special meeting of stockholders on August 19, 1996. 3,350,562 shares of common stock of Abacus Colorado were entitled to vote at such meeting of which, 3,344,697 shares were present in person or by proxy. All of the 3,344,697 shares present were voted in favor of a proposal to reincorporate Abacus Colorado under the laws of the State of Delaware and effect a 2.7 for 1 stock split by means of a merger (the "Merger") of Abacus Colorado with and into the Company, a newly formed wholly-owned subsidiary of Abacus Colorado incorporated in the State of Delaware for such purpose.

On August 15, 1996, the sole stockholder of the Company, approved the Company's 1996 Stock Incentive Plan by written consent. On August 19, 1996, the sole stockholder of the Company, approved the Merger by written consent.

ITEM 5.  OTHER INFORMATION.

On October 2, 1996 and October 28, 1996 the Company consummated an initial public offering of an aggregate of 5,828,200 shares of its common stock at $14.00 per share (less underwriters discounts and commissions of 7%), including 4,613,455 shares sold by certain stockholders of the Company and 760,200 shares sold by certain stockholders of the Company solely to cover over-allotments. On October 2, 1996, utilizing a portion of the proceeds of such offering, the Company paid an aggregate of $2,445,000 to retire all of its outstanding subordinated debentures.

On November 5, 1996 the Board of Directors of the Company appointed Anthony H. Lee to the Board of Directors as contemplated in the Prospectus of the Company dated September 26, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

         The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:


Number           Exhibit
------           -------

10.1 Agreement and Plan of Merger between Abacus Colorado and the Company. Incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form SB-2, Registration Number 333-5380.

10.2 1996 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form SB-2, Registration Number 333-5380.

11.1             Statement re: computation of earnings per share.

27.1             Financial Data Schedule (for EDGAR filing only).

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ABACUS DIRECT CORPORATION



                                    By /s/ Karl M. Friedman
                                       -----------------------------------------
                                       Karl M. Friedman
                                       Senior Vice President - Finance and Chief
                                       Financial Officer

                                 EXHIBIT INDEX

Number     Exhibit
------     -------
10.1             Agreement and Plan of Merger between Abacus Colorado and the
                 Company. Incorporated by reference to Exhibit 2.01 to the
                 Company's Registration Statement on Form SB-2, Registration
                 Number 333-5380.

10.2 1996 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.02 to the Company's Registration
                 Statement on Form SB-2, Registration Number 333-5380.

11.1             Statement re: computation of earnings per share.

27.1             Financial Data Schedule (for EDGAR filing only).