Form 10KSB40
period 1996-12-31
ABACUS DIRECT CORP
filed 1997-03-27
CIK 1021080

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------    -------------

                         COMMISSION FILE NUMBER 0-28834

                           ABACUS DIRECT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                        84-111816 6
       State or Other Jurisdiction of                           (I.R.S. Employer
       Incorporation or Organization)                         Identification No.)
  8774 YATES DRIVE, WESTMINSTER, COLORADO                            80030
  (Address of principal executive offices)                         (Zip Code)

                                 (303) 657-2800
                          (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES [X]       NO [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is NOT contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X]

     The issuer's revenues for its fiscal year ended December 31, 1996 are $17,532,006.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 is $201,439,955.

     The number of shares outstanding of the issuer's Common Stock as of March 1, 1997 is 9,507,822.

     Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

     Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the issuer's 1997 Annual Meeting of Stockholders are incorporated by reference herein.

     Portions of the issuer's Registration Statement which includes the Prospectus, dated September 26, 1996, of the issuer filed pursuant to Rule 424(b) promulgated under the Securities Act of 1933, are incorporated by reference herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Abacus Direct Corporation ("Abacus" or the "Company") is a leading provider of information products and marketing research services to the direct marketing industry, specifically, the catalog industry. Abacus has developed a comprehensive and predictive source of information regarding catalog consumer purchasing behavior by creating a database which includes consumer purchasing data from 700 merchandise catalogs. Abacus uses this proprietary database and its advanced statistical modeling technology to provide direct marketers with information and analysis which allows them to increase response rates and profits from their marketing campaigns.

     As the global market for consumer goods and services has become increasingly competitive, businesses are seeking to enhance their market position by strengthening relationships with existing customers and targeting new markets and customers. As a result, a growing number of businesses are using direct marketing programs to identify and reach large numbers of consumers in a cost-effective manner. Direct marketing programs are used for a wide variety of products and services, including catalog merchandise, books and periodicals, financial services, telecommunications products and services and fundraising.

     Consumer catalog companies have long considered consumers' past catalog purchasing patterns to be the best predictor of future purchasing behavior and, therefore, the best indicator for targeting marketing efforts. However, it has historically been difficult for any particular catalog company to obtain a comprehensive view of consumers' catalog purchasing patterns. Catalog companies have, therefore, attempted to expand their customer base by augmenting their existing customer lists with lists of rented or exchanged names of prospects who have purchased merchandise from other catalogs and continuing to use those lists that generate sufficiently high response rates and profit levels and abandoning those lists that do not. Although this traditional approach has allowed many catalog companies to expand their customer base, increasing competition and rising costs of direct marketing activities have created a need for a comprehensive source of consumer catalog purchasing information to allow more cost-effective targeting of their marketing efforts.

     The Company has addressed the need for a comprehensive source of information on catalog purchasing behavior by forming the Abacus Alliance, a cooperative arrangement through which catalog companies contribute their customers' purchasing histories to the Company in exchange for access to the Company's information products and marketing research services. The Company's services allow catalog companies to improve the profitability of their mailing campaigns by enabling them to (i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time, (ii) prioritize existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

     As of December 31, 1996, the Abacus database contained over 88 million detailed buyer profiles compiled from records of over 600 million catalog purchasing transactions. The Company receives this data from the 700 members of the Abacus Alliance. The Company believes Abacus Alliance members represent over 75% of the largest consumer merchandise catalogs in the United States. The Company works closely with each client to determine its needs, and applies advanced statistical modeling techniques to extract from the database the names of consumers most likely, or least likely, to buy a product offering. The Company's database is continually enhanced as members contribute current sales transaction information and additional catalog companies join the Abacus Alliance.

     In order for clients to use the Company's services, they must pay for each service according to a fee schedule established by the Company from time to time, every time they conduct a mailing campaign. By continually adding new data to its database, increasing the performance of its existing information products and marketing research services, providing new types of value added services and continuing to invest in new technology, the Company seeks to increase revenue from existing clients, develop new sources of revenue and improve its high client retention rate. The Company believes that the favorable results that its clients have achieved using the Company's information products and marketing research services led to a retention rate of more than 90% from 1995 to 1996, from 1994 to 1995 and from 1995 to 1996, respectively, excluding those clients that are no longer operating catalogs. In addition, the Company believes it can leverage the resources and capabilities it has developed to serve the catalog industry by applying those resources and capabilities to other industries which use direct marketing techniques.

     The Company's information products and market research services are designed to enable catalog companies to increase the response rates and profits from a mailing. Furthermore, the cooperative nature of the Abacus Alliance and the use of advanced technology are designed to allow the Company to provide services to clients in a cost-effective manner. As a result, the cost to a catalog company of using the Company's services is typically less than 10% of the overall cost of a given mailing.

     On October 2, 1997, the Company consummated an initial public offering (the "Offering") of 5,068,000 shares of its Common Stock, par value $.001 per share (the "Common Stock"), of which 4,613,455 shares were sold by certain stockholders (the "Selling Stockholders") of the Company. On October 28, 1997, the Company consummated the sale of 760,200 shares of Common Stock to the Selling Stockholders solely to cover over-allotments. The Common Stock was sold in the Offering at a price of $14.00 per share less underwriters discounts and commissions of $.98 per share. The Offering was underwritten on a firm commitment basis by Robertson, Stephens & Company LLC, Hambrecht & Quist LLC and William Blair & Company LLC, as representatives of the underwriters.

     The Company's predecessor, Abacus Direct Corporation, was incorporated in Colorado in May, 1989. The Company was reincorporated in Delaware on September 9, 1996. The term "Company" as used herein refers to Abacus Direct Corporation, a Colorado corporation prior to the reincorporation and the successor Delaware corporation thereafter. The principal executive offices of the Company are located at 8774 Yates Drive, Westminster, Colorado 80030 and its telephone number is (303) 657-2800.

RECENT DEVELOPMENTS

     During the year ended December 31, 1996, Abacus continued to expand its database and the Abacus Alliance, which is now 700 members. In addition, the Company continued making investments in technology and systems capabilities, significantly increasing its computing capacity. This growth has enhanced the predictive capability of the Company's database and the quality of its housefile, scoring and list optimization products. To more effectively exploit the benefits of these changes, the Company increased its sales staff by 57% during the year ended December 31, 1996. This has enabled the Company to increase its revenue by expanding the use of its existing services and providing more value-added services to its existing clients.

     To accelerate the distribution of data products to the catalog industry and to other industry segments, Abacus has recently launched two initiatives. The first, the Abacus E-Net, is a consortium of industry service bureaus who have agreed to distribute Abacus data services to their customers using an Abacus standard electronic just-in-time product delivery system. The second initiative is a joint venture involving the marketing of Abacus data products to the credit card industry.

     The Company has also expanded applications of its database and analytical services to other industries which use direct marketing techniques through the introduction of its data enhancement service, which provides strategic market data to the financial services, telecommunications and insurance industries. These reports provide previously unavailable information about market, seasonality and competition.

SERVICES

     The Company provides five general categories of information products and marketing research services to its clients: prospect lists, housefile scoring, list optimization, marketing research and data enhancement.

     Prospect Lists. The Company's prospect lists service provides a client with a list of prospective consumers which is ranked according to the likelihood that such consumers will respond to a particular direct marketing campaign. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition.

     Housefile Scoring. The Company's housefile scoring service provides a client with a ranking of the consumers contained on the client's housefile according to the probability that a particular consumer will make a repeat purchase from a catalog. This service also allows a client to identify inactive consumers who are most likely to respond to a renewed sales initiative. The Company provides these services by matching the Company's database of active direct marketing consumers with a client's housefile. The housefile program enables catalog companies to profitably manage promotional programs targeted at their existing customers and cost effectively determine when to solicit customers who have not made recent purchases from the catalog.

     List Optimization. The Company's list optimization service eliminates stale or unresponsive names from lists that a client has purchased from or exchanged with other catalog companies, enabling the client to identify and target the most likely buyers. This process not only increases the profitability of lists a client currently uses, but permits the client to use lists that were previously considered unprofitable.

     Marketing Research. The Company's marketing research service provides a client with detailed information regarding the catalog industry which was not previously available to catalog companies. The Company uses the data contributed by the Abacus Alliance members to create comprehensive written reports which accurately describe catalog market size, share, activity and other key marketing data that allow clients to develop their marketing initiatives. The marketing research service reports provide clients information on (i) seasonality, to help identify optimal mail dates, (ii) cross-category catalog purchasing behavior, to allow the refinement of the catalog's merchandise mix, and (iii) transaction histories, to aid in planning advertising, cross-promotion and mail frequency.

     Data Enhancement. The Company's data enhancement service allows clients outside the catalog industry to use Abacus data to target their customers. The Company achieves this by overlaying its proprietary database variables onto its clients' files which provides additional information to clients regarding their customers. This service is offered to large consumer companies in industries such as financial services, telecommunications and insurance industries.

TECHNOLOGY

     The Company has made significant investments to develop its proprietary database and technology. Key elements of the Company's technology include its proprietary database management and modeling software.

     Database. The Abacus Alliance database is primarily comprised of transactional data contributed by the Abacus Alliance members on a monthly, quarterly or semi-annual basis. The database contains information regarding each consumer purchase transaction, including the catalog name, catalog product category, date of purchase and amount of purchase. Millions of new transactions are added to the database each week, providing an increasingly detailed purchase profile underlying each catalog consumer in the database. Transaction updates received from Abacus Alliance members are converted to the Company's format and processed through a rigorous quality assurance program. The data is enhanced with externally sourced demographic data. The Company's database contains records of over 500 million consumer catalog transactions collected over the past five years. Based on the Direct

Marketing Association's ("DMA") estimate that approximately 82 million consumers in the United States have purchased from catalog companies during the past 12 months, the Company believes its database includes virtually all catalog consumers in the United States.

     Proprietary Software. The Company's proprietary database management software is able to manage large databases, facilitating rapid and cost-effective delivery of modeling and production functions. The Company's proprietary modeling software utilizes predictive scoring and analytical techniques to improve list performance. The Company has also developed process automation software which integrates and automates virtually all stages of model development and list production and allows the Company to quickly and cost effectively generate dozens of models for a given client.

     Computer Technology. The Company has adopted client server computer architecture which (i) enables parallel processing, permitting large numbers of tasks to be executed simultaneously at high speed, (ii) is highly scalable, allowing ongoing capacity increases, and (iii) provides system and data redundancies that protect against system failures. The Company's principal hardware platform is a series of Sun Microsystems Sparc 1000, 8-way symmetric multi-processors recently augmented with a Sun Enterprise 4000 server.

     The Company attempts to maintain a secure environment for both systems and data by protecting against unauthorized electronic access. The Company's database is backed up regularly, utilizing four separate offsite locations. The Company has a disaster recovery plan that is designed to facilitate a rapid recovery from a full-scale disaster by employing a readily available supply of replacement equipment with a series of offsite software and systems backups. The Company operates its data center 24 hours a day, 7 days a week with a team of 28 system and technical professionals and 14 other staff dedicated to client service and support.

SALES AND MARKETING

     The Company markets and sells its services through a direct sales and marketing force comprised of 27 people. The Company believes that its sales representatives have an in-depth understanding of the catalog industry which allows them to function as marketing resources for their clients. The Company's sales strategy includes (i) adding new members to the Abacus Alliance, (ii) increasing penetration of existing clients by selling additional prospect names and offering new value added services and (iii) leveraging the Company's database to serve non-catalog industries that also use direct marketing to reach their customers.

     The Company has significantly increased its efforts to educate the catalog industry on the unique marketing services it offers to its clients by regularly publishing an industry newsletter that highlights a particular catalog's use of the Company's database and by having Company employees regularly speak at industry conventions. The Company also hosted what it hopes will become an annual catalog company symposium in January 1997, attended by representatives from over 130 catalog companies. Selling and marketing expenses for the year ended December 31, 1996 were 25.6% of revenue. The Company believes that selling and marketing expenses will remain relatively stable as a percentage of revenue during the next fiscal year.

CUSTOMERS AND CONTRACTS

     The Abacus Alliance consists of 700 members. Members typically operate under a three-year contract which provides that a client (i) submit complete customer history transaction information to the Company on a regular basis, (ii) license Abacus to use the data and (iii) pay for the Company's services based upon an established price schedule. Such three year contracts do not obligate the Company's clients to use the Company's services or pay the Company any guaranteed fees. The contracts generally provide for automatic thirty-six month renewals unless either party elects not to renew.

COMPETITION

     The market for the Company's services is highly competitive. The Company believes that the principal competitive factors in this market are consistent delivery of (i) lists which generate high response rates, in a timely fashion, and at competitive prices, (ii) large quantities of high response names, and
(iii) individualized customer support. The Company competes directly with Smartbase, a division of Acxiom Corporation, and Direct Marketing Technology, each of which collect and manage information relating to consumer purchase transactions contributed by large numbers of catalog companies. The Company also competes with a wide variety of companies which own and generate lists. In addition, the Company competes indirectly with a number of direct marketing information service businesses including Metromail Corp., Database America Information Services, Inc., Donnelley Marketing, Inc. and R.L. Polk. Many of the Company's existing competitors, and many potential new competitors, have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, and database contributors.

PROPRIETARY TECHNOLOGY

     The Company regards much of its software, database management methods, modeling techniques and other data base information strategies as proprietary trade secrets and relies on a combination of trade secret, copyright, unfair competition and other intellectual property laws as well as contractual agreements to protect its rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to the Company's intellectual property, however, such measures may not provide adequate protection. In addition, there can be no assurance that the courts will enforce the contractual arrangements which the Company has entered into to protect its proprietary technology. In addition, there has been substantial litigation in the information services and computer industry involving the ownership and scope of intellectual property rights. The Company may bring or be subject to litigation to defend against claimed infringement of its rights or of the rights of others or to determine the scope and validity of the intellectual property rights of the Company and others. Adverse determinations in such litigation could result in the loss or compromise of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its services which could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATION; PRIVACY ISSUES.

     Growing concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of such practices by the direct marketing industry and to increased federal and state regulation. The DMA has adopted guidelines regarding the fair use of such information which it recommends be followed by participants in the direct marketing industry. The Company is also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. Such laws include the Federal Drivers Privacy Protection Act of 1994 and other state laws which limit or preclude the use of voter registration and drivers license information, as well as laws which govern the collection and release of consumer credit information. Although the Company's compliance with the DMA's guidelines and such federal and state regulations has not had a material adverse effect on the Company, no assurance can be given that the DMA will not adopt additional guidelines or that additional federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to the Company or its clients. Any such guidelines, laws or regulations would adversely affect the ability of the Company to collect and distribute consumer information or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, such guidelines, laws or regulations might restrict or increase the cost of the activities of companies engaged in direct marketing, potentially reducing their demand for the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent the Company's clients do not comply with such guidelines, laws or regulations, the Company may incur liabilities which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has also adopted other policies to address these privacy concerns, including restricting access to its database, requiring each employee to sign a nondisclosure and confidentiality agreement and implementing data security systems at the Company's data center. The Company has typically entered into three year contracts with its catalog clients and there can be no assurance that a private litigant or governmental entity will not challenge such arrangements under any applicable antitrust or other laws.

PRINCIPAL CUSTOMERS

     The Company's ten largest customers accounted for 22.2% of the Company's net sales for the year ended December 31, 1996. No customer accounted for more than 5% of the Company's consolidated net sales in the fiscal years ended December 31, 1996 and December 31, 1995.

RESEARCH AND DEVELOPMENT

     During the year ended December 31, 1996, the Company spent $761,000 for research and development, as compared to $407,000 and $262,000 in the fiscal years ended December 31, 1995 and 1994, respectively. The Company's research and development activities during the past year consisted primarily of developing technologies and processes to deliver new and better data service products to existing and prospective clients and industry segments.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 96 people on a full time basis, including 32 in data processing and programming, 27 in sales and marketing, 12 in statistical and product development, 14 in client services and support and 11 in administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The Company's executive office and principal operations are located in a 17,530 square feet facility that it leases in Westminster, Colorado pursuant to an agreement which expires September, 1999. In 1997, the aggregate annual rental payments for the facility will be approximately $320,000. The Company also leases 1,700, 1,424 and 1,983 square feet of general office space in New York City, Hawthorne, New York and Atlanta, Georgia, respectively. The Company believes that its existing facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the Nasdaq National Market System. There were 2,045 holders of record of the Company's Common Stock at March 1, 1997. The table below sets forth high and low bid prices for the Company's Common Stock for each quarter since the Offering.

                                                               HIGH     LOW
                                                               ----     ---
September 1996..............................................  $21      $17
October-December 1996.......................................  $32.50   $15.75

     The Company has not declared or paid a cash dividend since its organization and has no present intention of paying any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Abacus believes it has developed the most comprehensive and predictive source of catalog consumer purchasing behavior in the United States by creating a database which includes consumer purchasing data from 700 merchandise catalogs. The Company's information products and marketing research services allow catalog companies to improve the profitability of their catalog mailing campaigns by enabling them to (i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time, (ii) prioritize existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

     Since 1991, the Company has experienced rapid growth of its client base, database, revenue and operating income. Between December 31, 1991 and December 31, 1996, the Abacus Alliance grew from 81 to 700 catalogs and the Company's database grew from 26 million to approximately 88 million households. The Company's revenue for the years ended December 31, 1994, 1995 and 1996 increased by 55.2%, 44.6%, and 87.9% respectively, while its operating profits increased from $2.4 million to $6.4 million. In the years preceding 1994, revenue and operating profit growth principally resulted from incremental revenue from new clients. In the years ended December 31, 1995 and 1996, revenue and operating profit growth was attributable to both incremental revenue from new clients, increased revenue from existing clients and new products. Annual operating margins for the years ended December 1994, 1995 and 1996 were 37.1%, 34.0% and 36.3%, respectively as the Company continued to leverage its costs of revenue and operating expenses. The Company attributes its revenue and operating profit growth to the widespread acceptance of Abacus' services within the catalog industry, an increased number of clients, a broadening of its product line and increased product penetration among its clients. The Company believes that Abacus Alliance members represent over 75% of the largest consumer merchandise catalogs in the United States. To the extent that overall industry growth moderates, the Company's revenue may moderate.

     The Company's principal sources of revenue are derived from prospecting lists, housefile scoring and list optimization services. The Company creates prospect lists for its clients by selecting names from the Abacus Alliance database of consumers who have purchased merchandise from similar types of catalogs. Revenue from prospecting services represented 78.2% of the Company's revenue for the year ended December 31, 1996. The Company's housefile and optimization services enable catalog companies to profitably manage promotional programs to existing and prospective customers, accounted for 19.8% of revenue for the year ended December 31, 1996. The Company's recently introduced marketing research services provides clients with comprehensive catalog industry information. Also recently introduced were data enhancement services which offer industries outside the catalog market the opportunity to improve the performance of their direct marketing efforts. These two product launches contributed 2.0% of revenue during the year ended December 31, 1996.

     The Company's cost of revenue includes expenses associated with creating, updating and managing the Company's database, constructing statistical models and the expense of sharing income from data enhancement services with participating Alliance customers. Selling and marketing expenses include the costs of salaries and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of finance and accounting, human resources and employee benefits. Operating margins have been higher in the second half of each calendar year, as second half revenue has been favorably affected by the holiday season, while operating costs have not had a corresponding seasonal increase. The Company's operating expenses are determined, in part, based on the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue growth will have a disproportionate effect on net income in any given period.

RESULTS OF OPERATIONS

  Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenue. Revenue increased 87.9% to $17.5 million for the year ended December 31, 1996 from $9.3 million for the year ended December 31, 1995, principally due to increased sales of prospect lists to existing clients and, to a lesser extent, new clients. New clients during 1996 represented 8.1% of revenue for the year ended December 31, 1996. Further contributing to the increased sales were the growth of revenues from housefile scoring, 88.4%, and list optimization, 103.3% along with early stage revenue from marketing research services and data enhancement services that the Company recently introduced.

     Cost of Revenue. Cost of revenue increased 72.0% to $3.2 million for the year ended December 31, 1996 from $1.9 for the year ended December 31, 1995, primarily due to increased costs associated with the Company's decision to hire additional data processing staff to support growth in the Company's client base and enhancements to the Company's database. Cost of revenue decreased as a percentage of revenue to 18.5% from 20.2%.

     Selling and Marketing Expenses. Selling and marketing expenses increased 82.4% to $4.5 million for the year ended December 31, 1996 from $2.5 million for the year ended December 31, 1995, principally due to increased costs associated with the Company's decision to hire additional sales and marketing staff to support the growth in the Company's client base. Selling and marketing expenses decreased as a percentage of revenue to 25.6% from 26.3%.

     General and Administrative Expenses. General and administrative expenses increased 90.2% to $2.7 million for the year ended December 31, 1996 from $1.4 million for the year ended December 31, 1995, primarily due to the addition of a Chief Operating Officer and employee bonuses during the year and, to a lesser extent, increased employee benefits associated with increased staff. General and administrative expenses increased slightly as a percentage of revenue to 15.3% from 15.1%.

     Research and Development Expenses. Research and development expenses increased 86.9% to $761,000 for the year ended December 31, 1996 from $407,000 for the year ended December 31, 1995, principally due to increased costs associated with hiring increased research and development staff to pursue basic research and customized modeling. Research and development expenses decreased slightly as a percentage of revenue to 4.3% from 4.4%.

     Interest and Other Income (Expense). Net interest income and expense decreased 41.4% to ($116,000) for the year ended December 31, 1996 from ($198,000) for the year ended December 31, 1995, primarily due to the retirement of the Company's subordinated debentures and due to increased interest income earned on higher Company cash balances resulting from the Company's Offering and ordinary business operations.

     Provision for Income Taxes. Provision for income tax expense increased to $2.4 million for the year ended December 31, 1996 from $550,000 for the year ended December 31, 1995, primarily due to the utilization of all available net operating loss carryforwards during 1995.

  Fiscal Year 1995 Compared to Fiscal Year 1994

     Revenue. Revenue increased 44.6% to $9.3 million in 1995 from the $6.5 million in 1994. This increase was principally due to increased demand for the Company's prospect lists from existing and new clients, which were approximately equal in magnitude. To a lesser extent, demand for housefile scoring increased as the Company's clients sought to improve returns on their mailings in response to higher postal and paper costs.

     Cost of Revenue. Cost of revenue increased 27.9% to $1.9 million in 1995 from $1.5 million in 1994, primarily due to increased costs associated with the Company's decision to hire additional data processing staff to support growth in the Company's client base. Cost of revenue decreased as a percentage of revenue to 20.2% from 22.9%.

     Selling and Marketing Expenses. Selling and marketing expenses increased 65.8% to $2.5 million from $1.5 million for 1994, principally due to growth in the Company's client base and, to a lesser extent, the Company's decision to increase the ratio of selling staff to clients. Selling and marketing expenses increased as a percentage of revenue to 26.3% from 23.0%.

     General and Administrative Expenses. General and administrative expenses increased 68.0% to $1.4 million in 1995 from $838,000 in 1994, principally due to the addition of a Chief Operating Officer and, to a lesser extent, increased employee benefits associated with increased staff and the expense of the employee savings plan. General and administrative expenses increased as a percentage of revenue to 15.1% from 13.0%.

     Research and Development Expenses. Research and development expenses increased 55.3% to $407,000 in 1995 from $262,000 in 1994, principally due to increased costs associated with hiring additional research and development staff to improve service to Abacus Alliance members. Research and development expenses increased as a percentage of revenue to 4.4% from 4.1%.

     Interest and Other Income (Expense). Interest expense decreased 38.7% to ($198,000) in 1995 from ($323,000) in 1994 due to a reduction in the outstanding balances on the Company's debentures.

     Provision for Income Taxes. Provision for income tax expense increased to $550,000 in 1995 from $60,000 in 1994, due to increased pretax income in 1995 as well as the utilization of all remaining net operating loss carryforwards during 1995. At December 31, 1995, the Company had no remaining net operating loss carryforwards or tax credit carryforwards as such carryforward benefits had been fully realized. At December 31, 1995, the Company had deferred tax assets associated with future tax deductions of $120,000, against which no valuation allowance was recorded. At December 31, 1994, the Company had deferred tax assets of $510,000, primarily resulting from net operating loss carryforwards, which were offset by a valuation allowance. This valuation allowance was recorded by the Company based on the weight of available evidence, both positive and negative, of the likelihood of future realization of these assets. Based on this evidence, the Company determined it was more likely than not that such benefits would not be realized. The Company based this conclusion on its limited history of profitable operations, uncertainty regarding the market conditions within the industry, and the uncertainty regarding the market impact of recent and significant increases in postal rates and paper costs. The Company believes that no valuation allowance was appropriate at December 31, 1995 because of the Company's conclusion at such time that, based upon its strong earnings performance during 1995, it was more likely than not that its future tax benefits of $120,000 would be realized.

QUARTERLY RESULTS AND SEASONALITY

     The Company has experienced and expects to continue to experience significant quarterly variations in operating results, principally as a result of the seasonal nature of the catalog industry.

Other factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the direct marketing industry. The Company has historically generated higher revenue in the third and fourth quarters due to increased client mailing activity prior to the holiday season.

     The Company typically expands its operations in the first quarter to support anticipated business growth beginning in the second quarter. As a result, cost of revenue, selling, general and administrative costs typically increase in the first quarter without a commensurate increase in revenue, which results in decreased profitability for the first quarter versus the third and fourth quarters of the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded operations through cash flow from operations and debt and equity financing.

     Cash provided by operating activities was $4.0 million for the year ended December 31, 1996 compared to $2.4 million for the same period in 1995. Cash provided by operating activities was $2.1 million in 1994. The increases in each period were due to higher net income before depreciation and amortization, which was partially offset by the cash used for working capital. The working capital increases were principally related to higher accounts receivable balances resulting from increases in net revenue.

     Cash used for investing activities was $1.5 million for the year ended December 31, 1996 compared to $642,000 for the same period in 1995. Cash of $261,000 was provided by investing activities in 1994. These activities represent purchases and maturities of U.S. Treasury Bills as well as expenditures necessary to support growth in the Company's revenue. During the period January 1, 1994 through December 31, 1996, the Company's capital expenditures totaled $2.8 million.

     Cash provided by financing activities was $2.1 million compared to $2.3 million used in the same period in 1995. Cash used by financing activities was $572,000 in 1994. The increase in 1996 was due to the net proceeds from the Offering partially offset by cash used to retire long term debt. In 1995 and 1994 cash was used principally to retire long term debt and to redeem Series A Preferred Stock.

     The Company believes that its activities will continue to require increases in capital equipment expenditures. The Company, though, believes that the funds generated from operations will be sufficient to finance its current operations and planned capital expenditures at least through 1997.

ITEM 7. FINANCIAL STATEMENTS.

     The response to this item is included in Item 13.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     In accordance with General Instruction E(3), the information called for by
Part III (Items 9 through 12) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)1. Financial Statements. The following Financial Statements of the Company (which appear beginning at sequential page number 14) are included herein:

        Report of Independent Accountants

        Balance Sheet -- December 31, 1996 and 1995

        Statement of Operations -- Years Ended December 31, 1996, 1995 and 1994

        Statement of Changes in Stockholders' Equity (Deficit) -- Years Ended December 31, 1996, 1995 and 1994

        Statement of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994

        Notes to Financial Statements

     Schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

     2. Exhibits:

          3.01           -- Certificate of Incorporation of Abacus Direct
                            Corporation. Incorporated by reference to Exhibit 3.01 to
                            the Registration Statement on Form SB-2 (Registration No.
                            333-5380) filed by the Company on August 7, 1996 as
                            amended (the "Registration Statement").
          3.02           -- By-laws of Abacus Direct Corporation. Incorporated by
                            reference to Exhibit 3.02 to the Registration Statement.
         10.01           -- Amended and Restated 1989 Stock Option Plan, as amended.
                            Incorporated by reference to Exhibit 10.01 to the
                            Registration Statement.
         10.02           -- 1996 Stock Incentive Plan. Incorporated by reference to
                            Exhibit 10.02 to the Registration Statement.
         10.03           -- Employment Agreement dated August 6, 1996 between the
                            Company and M. Anthony White. Incorporated by reference
                            to Exhibit 10.03 to the Registration Statement.
         10.04           -- Employment Agreement dated August 6, 1996 between the
                            Company and Daniel C. Snyder. Incorporated by reference
                            to Exhibit 10.04 to the Registration Statement.
         10.05           -- Employment Agreement dated August 6, 1996 between the
                            Company and Karl M. Friedman. Incorporated by reference
                            to Exhibit 10.05 to the Registration Statement.

         10.06           -- Lease dated November 19, 1996, as amended, between
                            Sheridan Realty Partners, L.P. and the Registrant for
                            suites 100, 200, 210 and 310, Sheridan Park One, 8774
                            Yates Drive, Westminster, CO 80030. (Appearing at
                            sequential page number 26).
         10.07           -- Agreement of Sublease dated May 21, 1991, as extended and modified, between Riverbank Realty Company and Abacus
                            Colorado for a portion of the fifteenth floor at 590
                            Fifth Avenue, New York, New York. Incorporated by
                            reference to Exhibit 10.09 to the Registration Statement.
         10.08           -- Form of Indemnification Agreement entered into between
                            the Company and each of its officers and directors.
                            Incorporated by reference to Exhibit 10.10 to the
                            Registration Statement.
         10.09           -- Form of agreement between the Company and members of the
                            Abacus Alliance. Incorporated by reference to Exhibit
                            10.11 to the Registration Statement.
         10.10           -- Registration Rights Agreement dated as of August 5, 1996 among the Company and certain shareholders of the Company
                            named therein. Incorporated by reference to Exhibit 10.18
                            to the Registration Statement.
         10.11           -- Forms of Stock Option Agreements used under the Amended and Restated 1989 Stock Option Plan, as amended.
                            Incorporated by reference to Exhibit 10.19 to the
                            Registration Statement.
         27.01           -- Financial Data Schedule.

(b) Reports of Form 8-K:

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997                       ABACUS DIRECT CORPORATION

                                            By:     /s/ M. ANTHONY WHITE
                                               ---------------------------------
                                                       M. Anthony White
                                               Chairman of the Board and Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abacus and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

                /s/ M. ANTHONY WHITE                   Chairman of the Board and Chief      March 26, 1997
-----------------------------------------------------    Executive Officer and
                  M. Anthony White                       Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                /s/ KARL M. FRIEDMAN                   Senior Vice                          March 26, 1997
-----------------------------------------------------    President -- Finance and
                  Karl M. Friedman                       Director

                     DIRECTORS:

                /s/ DANIEL C. SYNDER                   President, Chief Operating           March 26, 1997
-----------------------------------------------------    Officer and Director
                  Daniel C. Synder

                   /s/ FRANK KENNY                     Director                             March 26, 1997
-----------------------------------------------------
                     Frank Kenny

                  /s/ ANTONY H. LEE                    Director                             March 26, 1997
-----------------------------------------------------
                    Antony H. Lee

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Abacus Direct Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Abacus Direct Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

January 30, 1997
Boulder, Colorado

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 5,923,934      $1,345,479
  Accounts receivable (less allowance for doubtful accounts
     of $375,273 and $126,152 at December 31, 1996, and
     1995, respectively)....................................    3,734,646       2,396,887
  Prepaid expenses and other assets.........................      260,193         121,259
  Deferred tax assets.......................................      284,000         120,000
                                                              -----------      ----------
          Total current assets..............................   10,202,773       3,983,625
Note receivable from stockholder............................       37,500          37,500
Property and equipment, net.................................    1,823,534       1,028,694
                                                              -----------      ----------
                                                              $12,063,807      $5,049,819
                                                              ===========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   224,901      $   79,385
  Accrued expenses:
     Sales commissions......................................      165,024          53,164
     Bonuses................................................      647,395         194,787
     Vacations..............................................      261,355         142,333
     Other accruals.........................................      435,908         124,454
  Current maturities of long-term debt......................       12,580         604,522
  Income taxes payable......................................      276,277         360,700
                                                              -----------      ----------
          Total current liabilities.........................    2,023,440       1,559,345
Long-term debt..............................................       28,652       2,300,689

Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized; no shares issued and outstanding...........           --              --
  Common stock, $.001 par value; 25,000,000 shares
     authorized; 9,501,072 and 9,046,527 shares issued and
     outstanding at December 31, 1996 and 1995,
     respectively...........................................        9,501           9,046
  Additional paid-in capital................................    5,233,479         276,704
  Retained earnings.........................................    4,768,735         904,035
                                                              -----------      ----------
          Total stockholders' equity........................   10,011,715       1,189,785
                                                              -----------      ----------
                                                              $12,063,807      $5,049,819
                                                              ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                           ABACUS DIRECT CORPORATION

                            STATEMENT OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1995        1994
                                                            ----------   ---------   ---------
Revenue................................................... $17,532,006  $9,330,942  $6,451,054
Cost of revenue...........................................   3,243,949   1,886,430   1,474,806
                                                           -----------  ----------  ----------
          Gross profit....................................  14,288,057   7,444,512   4,976,248
                                                           -----------  ----------  ----------
Operating expenses:
  Selling and marketing...................................   4,480,204   2,456,207   1,481,257
  General and administrative..............................   2,677,674   1,407,596     838,125
  Research and development................................     760,572     406,966     262,019
                                                           -----------  ----------  ----------
          Total operating expenses........................   7,918,450   4,270,769   2,581,401
                                                           -----------  ----------  ----------
Income from operations....................................   6,369,607   3,173,743   2,394,847
                                                           -----------  ----------  ----------
Interest and other income (expense), net..................    (116,001)   (198,063)   (323,116)
                                                           -----------  ----------  ----------
Income before income taxes................................   6,253,606   2,975,680   2,071,731
Provision for income taxes................................  (2,388,906)   (550,000)    (60,000)
                                                           -----------  ----------  ----------
Net income................................................   3,864,700  $2,425,680  $2,011,731
                                                           ===========  ==========  ==========
Net income per common share............................... $      0.40  $     0.26  $     0.22
                                                           ===========  ==========  ==========
Weighted average number of common and common equivalent
  shares outstanding......................................   9,682,003   9,256,312   9,194,227
                                                           ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           ABACUS DIRECT CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             TOTAL
                                            COMMON STOCK      ADDITIONAL    RETAINED     STOCKHOLDERS'
                                         ------------------    PAID-IN      EARNINGS        EQUITY
                                          SHARES     AMOUNT    CAPITAL      (DEFICIT)      (DEFICIT)
                                         ---------   ------   ----------   -----------   -------------
Balance at December 31, 1993...........  2,163,780   $2,164   $  220,869   $(3,533,376)   $(3,310,343)
Conversion of preferred stock to common
  stock................................  6,156,151   6,156        16,644                       22,800
Exercise of stock options..............    774,209     774        42,237                       43,011
Net income.............................                                      2,011,731      2,011,731
                                         ---------   ------   ----------   -----------    -----------
Balance at December 31, 1994...........  9,094,140   9,094       279,750    (1,521,645)    (1,232,801)
Repurchase of common stock.............    (48,963)    (49)       (3,120)                      (3,169)
Exercise of stock options..............      1,350       1            74                           75
Net income.............................                                      2,425,680      2,425,680
                                         ---------   ------   ----------   -----------    -----------
Balance at December 31, 1995...........  9,046,527   9,046       276,704       904,035      1,189,785
Issuance of common stock, net..........    454,545     455     4,956,775                    4,957,230
Net income.............................                                      3,864,700      3,864,700
                                         ---------   ------   ----------   -----------    -----------
Balance at December 31, 1996...........  9,051,072   $9,501   $5,233,479   $ 4,768,735    $10,011,715
                                         =========   ======   ==========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           ABACUS DIRECT CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1996         1995        1994
                                                           ----------   ----------  ----------
OPERATING ACTIVITIES
Net income...............................................  $3,864,700   $2,425,680  $2,011,731
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     683,411      464,930     378,908
  Loss on sale or disposal of equipment..................       8,846        5,402      32,456
  Provision for doubtful accounts receivable.............     249,121        3,787      29,350
  Deferred tax assets....................................    (164,000)    (120,000)         --
  Changes in:
     Accounts receivable.................................  (1,586,880)    (993,479)   (366,860)
     Prepaid expenses and other assets...................    (138,934)     (34,752)    (40,540)
     Accounts payable....................................     145,516       15,496      44,099
     Accrued expenses....................................     994,944      287,831     (17,711)
     Income taxes payable................................     (84,423)     360,700          --
                                                           ----------   ----------  ----------
          Net cash provided by operating activities......   3,972,301    2,415,595   2,071,433
                                                           ----------   ----------  ----------
INVESTING ACTIVITIES
Maturities of marketable securities......................          --           --     906,205
Purchases of property and equipment......................  (1,491,609)    (640,213)   (645,242)
Proceeds from sale or disposal of equipment..............       4,512        6,010          --
Note receivable from stockholder.........................          --       (7,500)         --
                                                           ----------   ----------  ----------
          Net cash provided by (used in) investing
            activities...................................  (1,487,097)    (641,703)    260,963
                                                           ----------   ----------  ----------
FINANCING ACTIVITIES
Principal payments on long-term debt.....................  (2,863,979)    (581,085)   (627,960)
Issuances (repurchases) of stock.........................   4,957,230       (3,094)     55,811
Redemption of Series A preferred stock...................          --   (1,700,000)         --
                                                           ----------   ----------  ----------
          Net cash provided by (used in) financing
            activities...................................   2,093,251   (2,284,179)   (572,149)
                                                           ----------   ----------  ----------
Net increase (decrease) in cash and cash equivalents.....   4,578,455     (510,287)  1,760,247
Cash and cash equivalents at beginning of period.........   1,345,479    1,855,766      95,519
                                                           ----------   ----------  ----------
Cash and cash equivalents at end of period...............  $5,923,934   $1,345,479  $1,855,766
                                                           ==========   ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid............................................  $  209,655   $  281,873  $  323,197
Income taxes paid........................................   2,601,231      309,000      56,785
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Capital lease obligations incurred.......................  $       --   $       --   $  60,346

   The accompanying notes are an integral part of these financial statements.

                           ABACUS DIRECT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Abacus Direct Corporation ("Abacus" or the "Company"), is a leading provider of specialized consumer information and analysis for the direct marketing industry, specifically the catalog industry. The Company provides its services through its proprietary database and advanced modeling technology.

REVENUE RECOGNITION

     The Company generally provides services to its clients that result in a deliverable product in the form of marketing data or customized written reports. The Company's clients are billed and revenue is recognized when such product is shipped to a client.

CASH EQUIVALENTS

     Cash equivalents consist of money market investments purchased with original maturities of three months or less. Such cash equivalents aggregated approximately $5,258,000 and $500,000 at December 31, 1996 and 1995,
respectively. Cash equivalents are carried at amortized cost which approximates fair value.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Office and data processing equipment........................  3-10 years
Computer software...........................................     3 years
Leasehold improvements......................................  Lease term

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

CONCENTRATIONS OF CREDIT RISK

     The Company's customers are primarily comprised of large direct-marketing companies. The Company performs periodic credit evaluations of its customers' financial condition and does not generally require collateral.

ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as well as the reported amounts of revenue and expenses. Significant estimates have been made by management in several areas including the collectibility of accounts receivable. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

NET INCOME PER COMMON SHARE

     Net income per common share is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with SEC requirements, 1996, 1995 and 1994 net income per common share

                           ABACUS DIRECT CORPORATION
include common and common equivalent shares issued during the twelve-month period prior to the filing of the Company's September 1996 initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash, short-term receivables and payables and long-term debt, approximate fair values.

STOCK COMPENSATION PLANS

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             1996             1995
                                                          -----------      -----------
Office and data processing equipment....................  $ 2,839,246      $ 1,933,990
Computer software.......................................      629,979          169,473
Leasehold improvements..................................      369,250          269,223
                                                          -----------      -----------
                                                            3,838,475        2,372,686
Accumulated depreciation and amortization...............   (2,014,941)      (1,343,992)
                                                          -----------      -----------
Property and equipment, net.............................  $ 1,823,534      $ 1,028,694
                                                          ===========      ===========

                           ABACUS DIRECT CORPORATION

3. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1996           1995
                                                             --------      ----------
Subordinated Notes to stockholders dated December 15, 1992,
  interest at 8.51% (increased to prime plus 2% on December
  1, 1995) principal and interest payable quarterly based
  on cash flows, original maturity November 1997,
  unsecured................................................  $     --      $  715,684
Subordinated Notes to stockholders dated December 5, 1991,
  interest at 8.51% (increased to prime plus 2% on December
  1, 1995) principal and interest payable quarterly based
  on cash flows, original maturity November 1997,
  unsecured................................................        --       1,075,929
Subordinated Notes to stockholders dated November 30, 1990,
  interest at 8.51% (increased to prime plus 2% on December
  1, 1995) principal and interest payable quarterly based
  on cash flows, original maturity November 1997,
  unsecured................................................        --       1,061,076
Capital leases.............................................    41,232          52,522
                                                             --------      ----------
                                                               41,232       2,905,211
Less current portion.......................................   (12,580)       (604,522)
                                                             --------      ----------
                                                             $ 28,652      $2,300,689
                                                             ========      ==========

     In October 1996, the Company retired all of its outstanding subordinated debentures totaling $2,445,000. There were no penalties associated with the early retirement of such subordinated debentures.

     Future minimum payments under capitalized lease obligations as of December 31, 1996 are as follows:

1997........................................................  $16,447
1998........................................................   16,447
1999........................................................   15,460
                                                              -------
                                                               48,354
Less: amount representing interest..........................   (7,122)
                                                              -------
Present value of minimum lease payments.....................  $41,232
                                                              =======

     Property and equipment includes approximately $63,000 at December 31, 1996 and 1995, for leases that have been capitalized. Accumulated depreciation for these assets is approximately $32,000 and $19,000 at December 31, 1996 and 1995, respectively. Amortization of these assets is included in depreciation expense.

4. STOCK OPTION PLAN

  1989 Plan

     The Company's Amended and Restated 1989 Stock Option Plan (the 1989 Plan) provided for the granting of options to purchase up to 1,836,000 shares of Common Stock to key employees and others associated with the Company. The exercise price per share of a nonqualified stock option to directors or consultants could not be less than 85% of the fair market value at the time of grant as determined by

                           ABACUS DIRECT CORPORATION
the board of directors. The exercise price per share of an incentive stock option to key employees could not be less than 100% of the fair market value at the time of grant. In 1994, the 1989 Plan was amended to provide for immediate vesting in all stock options with the Company having certain repurchase rights at the price paid by optionee. These repurchase rights generally lapse over a five-year period. The Board of Directors has resolved that no additional options would be granted from this plan after September, 1996.

  1996 Plan

     In August 1996, the Company adopted a stock incentive plan with 400,000 shares reserved for issuance to employees and directors of the Company. Options granted under this plan expire ten years from the date of grant and generally vest over a period of four years.

     The following is a summary of stock option activity:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                              --------    --------------
Outstanding at December 31, 1993............................   719,923          .06
  Granted...................................................    64,006          .06
  Exercised.................................................  (774,209)         .06
                                                              --------        -----
Outstanding December 31, 1994...............................     9,720          .06
  Granted (445,819 were non-qualified)......................   502,519         1.32
  Forfeited.................................................      (945)         .06
  Exercised.................................................    (1,350)         .06
                                                              --------        -----
Outstanding December 31, 1995...............................   509,944         1.30
  Granted...................................................   235,000         8.86
  Forfeited.................................................      (675)        1.32
  Exercised.................................................        --           --
                                                              --------        -----
Outstanding December 31, 1996...............................   744,269         3.69
                                                              ========        =====

     The following table summarizes information about exercisable stock options as of the following dates:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                              -------    --------------
December 31, 1994...........................................    3,542        $ .06
December 31, 1995...........................................    4,876          .06
December 31, 1996...........................................  102,479         1.25

                           ABACUS DIRECT CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                            WEIGHTED
                                            AVERAGE
     RANGE OF          OUTSTANDING         REMAINING
  EXERCISE PRICES      AT 12/31/96      CONTRACTUAL LIFE
  ---------------      -----------      ----------------
      $  .06               7,425              5.18
        1.32             501,843              8.69
        4.20             135,000              9.34
       14.00              90,000              9.74
       21.75               4,000              9.78
       27.75               6,000              9.85
                         -------             -----
                         744,268              8.91
                         =======             =====

     At December 31, 1996 there were 390,000 shares available for grant under the stock option plan.

     The Company applies APB Opinion 25 in accounting for its stock compensation plans, and no compensation expense has been recognized in the financial statements. Had compensation expense for the Company's stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the method of accounting prescribed by FASB Statement 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                        DECEMBER 31,   DECEMBER 31,
                                                            1996           1995
                                                        ------------   ------------
Net income..............................  As reported    $3,864,700     $2,425,680
                                          Pro forma       3,680,682      2,407,639
Net income per common share.............  As reported    $     0.40     $      .26
                                          Pro forma             .38            .26

     In accordance with the guidance provided under SFAS 123, fair values are based on minimum values. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1996: dividend yield of zero; expected volatility of .784; risk-free interest rates ranging from 6.03% to 6.25%; and an expected term of three years. The risk-free rate used in the calculation is the yield on the grant date of a U.S. Treasury Note with a maturity equal to the expected term of the option.

     The weighted average fair value of options granted during the year ended December 31, 1996 and 1995 was $6.29 per share and $.36 per share, respectively.

                           ABACUS DIRECT CORPORATION

5. INCOME TAXES

     The Company's provision for income taxes is comprised of the following for the years ended December 31:

                                                       1996         1995        1994
                                                    ----------    ---------    -------
Current tax expense
  Federal.........................................  $2,154,730    $ 590,000    $50,000
  State...........................................     284,176       80,000     10,000
                                                    ----------    ---------    -------
Total current expense.............................   2,438,906      670,000     60,000
                                                    ----------    ---------    -------
Deferred tax benefit
  Federal.........................................     (50,000)    (110,000)        --
  State...........................................          --      (10,000)        --
                                                    ----------    ---------    -------
Total deferred tax benefit........................     (50,000)    (120,000)        --
                                                    ----------    ---------    -------
Total provision for income taxes..................  $2,388,906    $ 550,000    $60,000
                                                    ==========    =========    =======

     The Company's deferred tax assets are comprised of the following at December 31:

                                                                1996        1995
                                                              --------    --------
Allowance for doubtful accounts.............................  $142,300    $ 45,000
Depreciation and amortization...............................    26,700      35,000
Accruals and other..........................................   115,000      40,000
                                                              --------    --------
                                                              $284,000    $120,000
                                                              ========    ========

     The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1996          1995         1994
                                                 ----------    ----------    ---------
U.S. federal income tax expense at statutory
  rate.........................................  $2,126,226    $1,011,731    $ 704,389
Increases (decreases) resulting from:
  State income taxes, net of federal benefit...     172,614        62,435        6,523
  Utilization of net operating loss
     carryforwards and research and development
     credits...................................     (20,000)     (510,170)    (663,841)
  Nondeductible items..........................      62,081        14,255       12,929
  Other........................................      47,985       (28,251)
                                                 ----------    ----------    ---------
Provision for income taxes.....................  $2,388,906    $  550,000    $  60,000
                                                 ==========    ==========    =========

6. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under certain non-cancelable operating leases which expire through September 30, 1999 and provide for options to renew at the end of the primary terms. Rent expense under these operating leases during the years ended December 31, 1996 and 1995 was $253,903 and $210,232, respectively. Future minimum payments under these operating leases as of December 31, 1996 are as follows:

1997........................................................  $  370,158
1998........................................................     387,489
1999........................................................     274,453
                                                              ----------
                                                              $1,032,100
                                                              ==========

                           ABACUS DIRECT CORPORATION

     During 1995, the Company implemented a 401(K) plan for the benefit of its employees. The Company matches 50% of employee contributions up to 6% of an individual's salary under this plan. During 1996 and 1995, the Company's matching contribution totaled $124,469, and $25,368, respectively.

7. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for the years 1996 and 1995 (in thousands except per share amounts):

                                                                       EARNINGS
                                                                         PER
                                                     GROSS     NET      COMMON
                                           SALES    PROFIT    INCOME    SHARE
                                          -------   -------   ------   --------
March 31, 1996..........................  $ 2,780   $ 2,033   $  252     $.03
June 30, 1996...........................    3,267     2,544      383      .04
September 30, 1996......................    6,368     5,514    1,975      .21
December 31, 1996.......................    5,117     4,197    1,255      .12
                                          -------   -------   ------
                                          $17,532   $14,288   $3,865
                                          =======   =======   ======
March 31, 1995..........................  $ 1,738   $ 1,276   $  181     $.02
June 30, 1995...........................    1,615     1,185       43      .00
September 30, 1995......................    3,105     2,625    1,122      .12
December 31, 1995.......................    2,873     2,359    1,080      .11
                                          -------   -------   ------
                                          $ 9,331   $ 7,445   $2,426
                                          =======   =======   ======