Form 10QSB
period 1997-03-31
ABACUS DIRECT CORP
filed 1997-05-15
CIK 1021080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

            Commission file number    0-28834
                                  -----------------

                          Abacus Direct Corporation
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                              84-111816 6
--------------------------------------------------          -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

  8774 Yates Drive, Westminster, Colorado                     80030
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                               (303) 657-2800
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer's class of common equity, as of the last practicable date: common stock, $.001 par value; 9,538,903 shares outstanding as of May 8, 1997.

Transitional Small Business Disclosure Format (check one):

                                 Yes       No  X
                                    ----     ----

                                     PART I
                        ITEM 1. FINANCIAL STATEMENTS
                          ABACUS DIRECT CORPORATION
                           STATEMENT OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (Unaudited)



                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          1997            1996
                                          ----            ----
Revenue from operations                 $ 5,525         $ 2,780
Cost of Revenue                           1,080             747
                                        -------         -------
 Gross Profit                             4,445           2,033

Other Operating Costs
 Sales and marketing                      1,445             787
 General and administration               1,231             626
 Research and development                   287             140
                                        -------         -------
Total Operating Expenses                  2,963           1,553

Operating Profit                          1,482             480
Interest and Other Income (Expense)          63             (61)
                                        -------         -------
Net income Before Income Taxes            1,545             419
 Income tax expense                         564             168
                                        -------         -------
Net Income                              $   981         $   251
                                        =======         =======
Earnings Per Common Share               $  0.10         $  0.03
Weighted Average Number of Common and
Common Equivalent Shares Outstanding     10,136           9,510
                                        =======         =======

               See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION
                                 BALANCE SHEET
                                 (In thousands)


                                                                     MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                       ----          ----
ASSETS                                                              (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                           $   5,448    $   5,924
Accounts receivable (less allowance for doubtful accounts of $408
 and $375, respectively)                                                4,613        3,735
Prepaid expenses and other assets                                         483          260
Deferred tax assets                                                       284          284
                                                                    ---------    ---------
     Total current assets                                              10,828       10,203
Note receivable from stockholder                                           38           38
Property and equipment, net                                             2,464        1,823
                                                                    =========    =========
                                                                    $  13,330    $  12,064
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                          237          225
Accrued expenses:
     Sales commissions                                                    157          165
     Bonuses                                                              195          647
     Vacations                                                            304          261
     Other accruals                                                       744          436
Current maturities of long-term debt                                       13           13
Income tax payable                                                        662          276
                                                                    ---------    ---------
     Total Current Liabilities                                          2,312        2,023
Long-term debt                                                             25           29
STOCKHOLDERS' EQUITY
Common stock, $.001 par value                                              10           10
Additional paid-in capital                                              5,234        5,233
Retained earnings                                                       5,749        4,769
                                                                    ---------    ---------
  Total Stockholders' equity                                           10,993       10,012
                                                                    ---------    ---------
                                                                    $  13,330    $  12,064
                                                                    =========    =========

                  See notes to condensed financial statements

                            ABACUS DIRECT CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTH ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                 1997       1996
                                                               -------    -------
OPERATING ACTIVITIES
Net Income                                                     $   981    $   251
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                    240        140
  Provision for doubtful accounts receivable                        32          6
  Changes in:
       Accounts receivable                                        (910)       (99)
       Prepaid expenses and other assets                          (223)       (58)
       Accounts payable                                             12        (30)
       Accrued expenses                                           (110)        14
       Income taxes payable                                        386       (167)
                                                               -------    -------
              Net cash provided by operating activities            408         57
                                                               -------    -------

INVESTING ACTIVITIES
Purchases of property and equipment                               (881)      (117)
                                                               -------    -------
               Net cash used in investing activities              (881)      (117)
                                                               -------    -------

FINANCING ACTIVITIES
Principal payments on long-term debt                                (3)      (251)
                                                               -------    -------
              Net cash used in financing activities                 (3)      (251)
                                                               -------    -------

Net decrease in cash and cash equivalents                         (476)      (311)
Cash and cash equivalents at beginning of period                 5,924      1,345
                                                               -------    -------

Cash and cash equivalents at end of period                     $ 5,448    $ 1,034
                                                               =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        1         74
Income taxes paid                                                  178        319



                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Financial Information

The condensed financial statements included herein have been prepared by Abacus Direct Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-KSB dated March 26, 1997.

Note 2 - Earnings Per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with SEC requirements, net income per common share includes common and common equivalent shares issued during the twelve-month period prior to the filing of the Company's September 1996 initial public offering as they were outstanding for all periods, using the treasury stock method and the initial public offering price.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings per share that has been previously followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three month periods ended March 31, 1997 and 1996, the Company's pro forma basic earnings per share and its pro forma diluted earnings per share would have been unchanged from earnings per common share presented in the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

The Company's revenue from operations in the first quarter of 1997 increased 98.7% to $5.5 million from $2.8 million in the first quarter of 1996. Net sales rose primarily due to higher sales penetration with each client, increased new clients and to a lesser extent an expanded product line.

The first quarter cost of operations increased 44.6% to $1,081,000 from $747,000 in the first quarter last year. As a percent of revenue, cost of operations decreased from 26.9% in last year's first quarter to 19.6% in 1997. Although the Company made substantial investments in increasing capacity to facilitate the rapid increase in sales, the Company benefited from earlier investments in its software, hardware and processing systems which resulted in a lower cost of revenue.

Sales and marketing expenses increased 83.6% to $1,445,000 in the first quarter this year from $787,000 in the same quarter last year. As a percent of revenue, sales and marketing expenses decreased to 26.1% in the first quarter of 1997 from 28.3% in the first quarter of 1996. The increased expenses reflects the Company's emphasis on expanding its selling staff and marketing activities in previously untapped industry segments. Further contributing to the higher level of expense was the sales staff commission program which provides incentives for overachieving sales targets.

Research and development expenses increased 105.7% to $287,000 in the first quarter this year from $140,000 in the same quarter last year. As a percent of revenue, research and development increased to 5.2% in the first quarter from 5.0% in 1996. The increase in expense resulted from the Company intensifying it's research and development efforts to achieve increased product performance for clients and to develop new products to expand use of its database. In the first quarter, expenses included start-up development costs for the Abacus E-Net and for statistical development for the credit card, insurance and publishing industries.

General and administrative expenses increased 96.7% for the first quarter this year to $1,231,000 from $626,000 in the same quarter last year. As a percent of revenue, general and administrative expenses decreased from 22.5% in last year's first quarter to 22.3% this year. The increase in expense resulted primarily from benefits, taxes and other costs associated with a 52% increase in Company staff and to a lesser degree costs associated with increased executive compensation and performance bonuses along with CFO transition and recruiting expenses. The expense ratio decreased due to rapid revenue growth and due to many costs being of a lower variable nature.

Operating profit increased 208.2% during the quarter ending March 31, 1997 to $1,482,000 from $480,000 in the same quarter of 1996. As a percent of revenue, operating profits in the first quarter rose to 26.8% from 17.3% in 1996. The increase can be attributed to increased revenue, economies of scale and the Company's ability to leverage its database resource among new and existing clients. Due to the significant seasonality of the Company's revenues, operating profit margins in the first and second quarters are typically much lower than the margins recorded in the third and fourth quarters of each year.

During the first quarter of 1997, the company recorded $63,000 of interest income net of interest expense. This compares to a net interest expense of $61,000 in the same quarter of 1996 when the Company had $2.6 million of outstanding debentures payable.

The Company's effective income tax rate for the first quarter of 1997 was calculated on an estimated annualized rate of 36.5% compared to an estimated
rate of 40.0% for the same period in 1996.   The Company achieved lower tax
rates due to some of its income not being taxed at the state level.

Net income in the first quarter of 1997 was $981,000 or $.10 per share compared with net income of $251,000 or $.03 per share in the first quarter last year.

SEASONALITY

The Company's business is seasonal in nature. The third and fourth quarters of each year, include the peak selling season during which the Company is supplying the catalog industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, research and development, and general and administrative expenses as a percentage of revenues are usually higher and operating profit is usually lower during the first half of each year.

LIQUIDITY AND CAPITAL RESOURCES

The Company met its short-term liquidity needs and its capital requirements through $408,000 generated from operations. Investing activities were comprised of $881,000 used for capital expenditures. An equipment lease payable for $38,000 was the only form of long term debt or borrowing the Company had outstanding at March 31, 1997.

The Company believes that its cash flow from operations will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                                    PART II

ITEM 5.  OTHER INFORMATION.

         The Company has entered into an employment agreement (the "Employment Agreement"), dated May 2, 1997, with Carlos E. Sala (the "Executive"), pursuant to which he will serve as Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company commencing May 19, 1997. The Executive was hired to fill the vacancy created by the resignation of Karl M. Friedman, Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company, who will be resigning effective May 19, 1997.

         The Employment Agreement has an initial term of one year and provides for automatic renewal for up to three additional one year periods, unless the Company or the Executive elects to terminate the Employment Agreement by written notice. The Employment Agreement provides for an initial annual base salary of $230,000, with future increases based on increases in the consumer price index or by such higher amount as determined by the Company's Board of Directors. The Employment Agreement also provides that the Executive may be granted a bonus of up to fifty percent (50%) of the Executive's base salary based on the Company's financial performance, and any additional bonus the Company's Board of Directors may deem appropriate. In addition, the Employment Agreement provides for (i) the grant of stock options to purchase 300,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant, which become exercisable in four equal annual installments commencing the first anniversary of the date of grant, and (ii) compensation of the Executive, in a mutually agreeable form, for the value of the Executive's stock options granted to him by his previous employer, which the Executive is forfeiting in connection with the commencement of his employment with the Company.

         The Company may terminate the Employment Agreement for disability or with or without cause. The Executive may terminate his Employment Agreement in the event of (i) a material breach of the agreement by the Company, (ii) the Executive's removal from his current position without cause, or (iii) "a change in control" of the Company. In the event the Company terminates the Executive's employment for a reason other than disability or cause, or if the Executive terminates his employment as set forth above, or if the Employment Agreement is not renewed, the Executive will be entitled to receive a payment equal to his annual base salary then in effect and the bonus amount the Executive would have been eligible for on the date of the termination. Under the Employment Agreement, "change in control" of the Company means (i) the acquisition by any person of beneficial ownership of forty percent (40%) or more of the voting stock of the Company or (ii) the approval by the Board of Directors of a sale of all or substantially all of the assets of the Company unless the Executive is a member of the Board of Directors who affirmatively votes in favor of such sale transaction resulting in the "change of control."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits

         The following Exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:


Number                    Exhibit
------                    -------
10.1                      Employment Agreement, dated
                          May 2, 1997, between the
                          Company and Carlos E. Sala.

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


Dated: May 14, 1997               ABACUS DIRECT CORPORATION



                                  s/ Karl M. Friedman
                                  -------------------------------
                                  Karl M. Friedman
                                  Senior Vice President - Finance and Chief
                                  Financial Officer

                                 EXHIBIT INDEX


Number           Exhibit                                      Page Number
------           -------                                      -----------
10.1             Employment Agreement, dated                      11
                 May 2, 1997, between the
                 Company and Carlos E. Sala.

11.1             Statement re: computation of                     21
                 earnings per share.

27.1             Financial Data Schedule (for EDGAR               22
                 filing only).