Form 10QSB
period 1997-06-30
ABACUS DIRECT CORP
filed 1997-08-14
CIK 1021080

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ______________ TO ________________


                         COMMISSION FILE NUMBER 0-28834

                           ABACUS DIRECT CORPORATION
       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                              84-111816 6
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

              8774 YATES DRIVE,
            WESTMINSTER, COLORADO                           80030
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

     State the number of shares outstanding of the issuer's class of common equity, as of the last practicable date: common stock, $.001 par value; 9,578,628 shares outstanding as of August 13, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]
================================================================================

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

                           ABACUS DIRECT CORPORATION

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                          1997       1996       1997       1996
                                                        --------    -------    -------    ------
Net revenues..........................................   $ 5,986     $3,267    $11,511    $6,047
Cost of revenues......................................     1,126        723      2,207     1,470
                                                         -------     ------    -------    ------
          Gross profit................................     4,860      2,544      9,304     4,577
Operating expenses:
  Selling and marketing...............................     1,799      1,071      3,244     1,858
  General and administrative..........................     1,127        612      2,358     1,237
  Research and development............................       284        168        571       308
                                                         -------     ------    -------    ------
          Total operating expenses....................     3,210      1,851      6,173     3,403
Income from operations................................     1,650        693      3,131     1,174
Interest and other income (expense), net..............        58        (54)       121      (115)
                                                         -------     ------    -------    ------
Income before income taxes............................     1,708        639      3,252     1,059
Income tax expense....................................       623        255      1,187       424
                                                         -------     ------    -------    ------
          Net income..................................   $ 1,085     $  384    $ 2,065    $  635
                                                         =======     ======    =======    ======
Earnings per share....................................   $  0.11     $ 0.04    $  0.20    $ 0.07
Weighted average number of common and common
  equivalent shares outstanding.......................    10,211      9,533     10,191     9,533
                                                         =======     ======    =======    ======

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                               June 30,      December 31,
                                                                 1997            1996
                                                               --------      ------------
                                                              (Unaudited)
CURRENT ASSETS
Cash and cash equivalents...................................    $ 4,910        $ 5,924
Accounts receivable (less allowance for doubtful accounts of
  $517 and $375, respectively)..............................      5,705          3,735
Prepaid expenses and other assets...........................        794            582
Income tax receivable.......................................         78              0
                                                                -------        -------
          Total current assets..............................     11,487         10,241
Property and equipment, net.................................      2,688          1,823
                                                                -------        -------
                                                                $14,175        $12,064
                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................        279            225
Accrued expenses:
  Sales commissions.........................................        252            165
  Bonuses...................................................        426            647
  Vacations.................................................        322            261
  Other accruals............................................        398            436
Current maturities of long-term debt........................         13             13
Income tax payable..........................................          0            276
                                                                -------        -------
          Total current liabilities.........................      1,690          2,023
Long-term debt..............................................         22             29
STOCKHOLDERS' EQUITY:
Common stock $.001 par value................................         10             10
Additional paid-in capital..................................      5,619          5,233
Retained earnings...........................................      6,834          4,769
                                                                -------        -------
          Total stockholders' equity........................     12,463         10,012
                                                                -------        -------
                                                                $14,175        $12,064
                                                                =======        =======

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
OPERATING ACTIVITIES
Net income..................................................  $ 2,065    $  635
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      480       290
  Loss on sale of equipment.................................        3         0
  Changes in:
     Accounts receivable, net...............................   (1,970)     (455)
     Prepaid expenses and other assets......................     (212)     (153)
     Accounts payable.......................................       54       133
     Accrued expenses.......................................     (112)      346
     Income taxes payable/receivable........................      (20)     (212)
                                                              -------    ------
          Net cash provided by (used in) operating
           activities.......................................      288       584
                                                              -------    ------
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (1,349)     (486)
Proceeds from sales of equipment............................        3         0
                                                              -------    ------
          Net cash used in investing activities.............   (1,346)     (486)
                                                              -------    ------
FINANCING ACTIVITIES
Principal payments on long-term debt........................       (7)     (316)
Issuances of stock..........................................       51         0
                                                              -------    ------
       Net cash provided by (used in) financing
        activities..........................................       44      (316)
                                                              -------    ------
Net decrease in cash and cash equivalents...................   (1,014)     (218)
Cash and cash equivalents at beginning of period............    5,924     1,345
                                                              -------    ------
Cash and cash equivalents at end of period..................  $ 4,910    $1,127
                                                              =======    ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................        2       138
Income taxes paid...........................................    1,207       161
NON CASH FINANCING ACTIVITIES
Additional paid in capital -- exercise of non-qualified
  stock options.............................................      335         0

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by Abacus Direct Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-KSB for the year ended December 31, 1996. The results of operations for the three and six months ending June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- EARNINGS PER COMMON SHARE

     Net income per share of common stock is computed based on the weighted average number of common stock shares outstanding and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with SEC requirements, net income per common share includes common and common equivalent shares issued during the twelve-month period prior to the filing of the Company's September 1996 initial public offering as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings per share that has been previously followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three and six month periods ended June 30, 1997 and 1996, the Company's pro forma basic earnings per share and its pro forma diluted earnings per share would have been unchanged from earnings per common share presented in the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1997 Compared With Three Months Ended June 30,
1996

     Revenues. Net revenues for the three months ended June 30, 1997 increased 83.2% to $5,986,000 from $3,267,000 for the three months ended June 30, 1996.
The increase in net revenues was due principally to higher sales of all of the Company's significant product lines to existing clients, sales from new clients joining the Abacus Alliance since June 30, 1996 and to a lesser extent an expanded product line.

     Cost of Revenues. Cost of revenues increased 55.7% in the second quarter to $1,126,000 from $723,000 during the second quarter of last year. As a percentage of revenues, cost of revenues decreased to 18.8% during the quarter from 22.1% last year. Although the Company continued to make investments to expand its processing capacity to support revenue increases, cost of revenues as a percentage of sales declined as the benefits from previous investments in software, hardware and processing systems were realized during the quarter.

     Operating Expenses. Sales and marketing expenses increased 67.9% in the second quarter to $1,799,000 from $1,071,000 during the second quarter of last year. As a percentage of revenues, sales and marketing expenses decreased to 30.1% from 32.8% last year. The increase in sales and marketing expenses is due to additional headcount and related expenses in the Company's sales force serving the core catalog business, higher commissions as a result of significantly higher revenues, and new marketing personnel dedicated to developing industry segments outside of the catalog business. Sales and marketing expenses decreased as a percentage of revenues due to improved sales staff productivity as revenue increases from existing accounts outpaced the expense increase from additional headcount.

     General and administrative expenses increased 84.2% in the second quarter to $1,127,000 from $612,000 during the second quarter of last year. As a percentage of revenues, general and administrative expenses were approximately the same as last year at 18.8%. The increase in general and administrative expense resulted primarily from increased headcount along with increased performance bonuses, benefits and taxes associated with increased headcount in all departments of the Company, legal and other expenses associated with being a public company, and higher recruiting expenses.

     Research and development expenses increased 69.1% in the second quarter to $284,000 from $168,000 during the second quarter of last year. As a percentage of revenues, research and development expenses decreased to 4.7% from 5.2% in 1996. The increase resulted from additional development efforts to achieve increased product performance for clients, new product development, and costs to develop industry segments outside of the catalog business. The expense ratio decreased due to rapid revenue growth along with many costs being of a lower variable nature.

     Operating Profit. Operating profit increased 138.1% during the quarter ending June 30, 1997 to $1,650,000 from $693,000 in the same quarter of 1996. As a percentage of revenues, operating profits in the second quarter rose to 27.6% from 21.2% in 1996. The increases in operating profit and operating margin are due to higher revenues along with many costs being of a lower variable nature. Due to the significant seasonality of the Company's revenues, operating profit margins in the first and second quarters are typically much lower than the margins recorded in the third and fourth quarters of each year.

     Interest Income (Net). During the second quarter of 1997, the Company recorded $58,000 of interest income net of interest expense. This compares to a net interest expense of $54,000 in the same quarter of 1996 when the Company had $2,541,000 million of outstanding debentures payable.

     Income Taxes. The Company's effective income tax rate for the second quarter of 1997 was 36.5% compared to 39.9% for the same period in 1996. The Company achieved a lower income tax rate due to a lower provision for state income taxes.

     Net Income. Net income in the second quarter of 1997 was $1,085,000 or $0.11 per share compared with net income of $384,000 or $0.04 per share in the second quarter of last year. The increase in net income and net income per share reflects higher operating income and net interest income partly offset by an increase in the weighted average number of common and common equivalent shares outstanding.

  Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

     Revenues. Net revenues for the six months ended June 30, 1997 increased 90.4% to $11,511,000 from $6,047,000 for the six months ended June 30, 1996. The increase in net revenues was due principally to higher sales penetration with existing clients, sales from new clients and to a lesser extent an expanded product line.

     Cost of Revenues. For the two quarters ended June 30, 1997 cost of revenues increased 50.1% to $2,207,000 from $1,470,000 last year. As a percentage of revenues, cost of revenues decreased to 19.2% in 1997 from 24.3% last year. Cost of revenues as a percentage of sales declined as the benefits from previous investments in software, hardware and processing systems were realized during the first six months of 1997.

     Operating Expenses. Sales and marketing expenses increased 74.6% for the six months ended June, 1997 to $3,244,000 from $1,858,000 in the same period last year. As a percentage of net revenues, sales and marketing expenses decreased to 28.2% from 30.7% last year. The increase in sales and marketing expenses is due to additional headcount and related expenses in the Company's sales force, higher commissions as a result of significantly higher revenues, and new marketing personnel dedicated to developing industry segments outside the catalog business. Sales and marketing expenses decreased as a percentage of revenues due to improved sales staff productivity.

     General and administrative expenses increased 90.6% to $2,358,000 in the first six months this year from $1,237,000 last year. As a percentage of revenues, general and administrative expenses were approximately the same as last year at 20.5%. The increase in general and administrative expense resulted primarily from increased headcount along with increased executive compensation and performance bonuses, benefits and taxes associated with increased headcount in all departments of the Company, legal and other expenses associated with being a public company, and higher recruiting expenses.

     Research and development expenses increased 85.4% in the first six months of 1997 to $571,000 from $308,000 last year. As a percentage of revenues, research and development expenses were approximately the same as last year at 5.0%. The increase in expense resulted from additional development efforts to achieve increased product performance and new product development. In addition, expenses increased due to start-up development costs for the Abacus E-Net and for statistical development costs associated with industry segments outside the catalog business.

     Operating Profit. Operating profit increased 166.7% for the six months ended June, 1997 to $3,131,000 from $1,174,000 in 1996. The operating margin in the first half of 1997 rose to 27.2% from 19.4% in 1996. The increases in operating profit and operating margin are due to higher revenues along with many costs being of a lower variable nature. Due to the significant seasonality of the Company's revenues, operating margins in the first and second quarters are typically much lower than the margins recorded in the third and fourth quarters of each year.

     Interest Income (Net). Interest income (net) was $121,000 in the first six months this year compared to interest expense (net) of $115,000 for the comparable period last year. In 1996, the Company repaid outstanding debentures payable of approximately $2.5 million with the proceeds of its initial equity public offering.

     Income Taxes. The Company's effective income tax rate in the first six months of 1997 was 36.5% compared to 40.0% for the same period in 1996. The company achieved a lower income tax rate due to a lower provision for state income taxes.

     Net Income. Net income for the six months ended 1997 was $2,065,000 or $0.20 per share compared with net income of $635,000 or $0.07 per share in 1996. The increase in net income reflects higher operating income and net interest income.

SEASONALITY

     The Company's business is seasonal in nature. The third and fourth quarters of each year include the peak selling season during which the Company is supplying the catalog industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, general and administrative, and research and development expenses as a percentage of revenues are usually higher and operating profit is usually lower during the first half of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company met its short-term liquidity needs and its capital requirements through funds generated from operations and cash on hand. Investing activities were comprised of $1,349,000 used for capital expenditures. An equipment lease payable for $35,000 was the only form of long term debt or borrowing the company had outstanding at June 30, 1997.

     The Company believes that its cash flow from operations and cash on hand will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

FORWARD LOOKING INFORMATION

Statements contained in this Form 10-QSB that are not historical fact, including but not limited to statements found in this Item 2, Management Discussion and Analysis and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Action of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: demand for the Company's services from the direct marketing industry, governmental regulation regarding privacy issues, competition, postal rates and paper prices and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 6, 1997. Of the 9,507,823 shares of Common Stock entitled to vote at the meeting, 6,767,150 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 71.2% of the Company's outstanding shares of common stock.

     At the meeting, the Company's stockholders approved: (i) the election of M. Anthony White, Daniel C. Snyder, Frank Kenny and Antony H. Lee ("Proposal 1");
(ii) certain amendments to the Company's 1996 Stock Incentive Plan ("Proposal 2") and (iii) the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 ("Proposal 3"). Proposals 1, 2 and 3 were approved by the Company's stockholders as follows:

                                                         VOTES       VOTES        BROKER
                                           VOTES FOR    AGAINST    ABSTAINING    NON-VOTE
                                           ---------    -------    ----------    --------
PROPOSAL 1
  A. Anthony White.......................  6,641,365    125,785           0           0
  Daniel C. Snyder.......................  6,635,101    132,049           0           0
  Frank Kenny............................  6,659,075    108,075           0           0
  Antony H. Lee..........................  6,659,075    108,075           0           0
PROPOSAL 2...............................  5,867,235    686,680     209,220       4,015
PROPOSAL 3...............................  6,755,715         85      11,350           0

ITEM 6. EXHIBITS

     The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB:

         NUMBER                                    EXHIBIT
         ------                                    -------
          11.1           -- Statement re: Computation of Earnings Per Share
          27.1           -- Financial Data Schedule

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ABACUS DIRECT CORPORATION

                                                   /s/ CARLOS E. SALA

                                            ------------------------------------
                                                       Carlos E. Sala
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer

DATED: August 14, 1997

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          11.1           -- Statement re: Computation of Earnings Per Share
          27.1           -- Financial Data Schedule