Form 10QSB
period 1997-09-30
ABACUS DIRECT CORP
filed 1997-11-14
CIK 1021080

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

              8774 YATES DRIVE
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
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   -----------------
                                                            1997      1996      1997      1996
                                                          --------   -------   -------   -------
Net revenues............................................   $10,756    $6,368   $22,267   $12,415
Cost of revenues........................................     1,639       967     4,228     2,698
                                                           -------    ------   -------   -------
  Gross profit..........................................     9,117     5,401    18,039     9,717
Operating expenses:
  Selling and marketing.................................     2,395     1,257     5,759     3,100
  General and administrative............................     1,047       532     2,763     1,450
  Research and development..............................       329       269     1,040       650
                                                           -------    ------   -------   -------
          Total operating expenses......................     3,771     2,058     9,562     5,200
Income from operations..................................     5,346     3,343     8,477     4,517
Interest and other income (expense), net................       (28)      (51)       93      (167)
                                                           -------    ------   -------   -------
Income before income taxes..............................     5,318     3,292     8,570     4,350
  Income tax expense....................................     1,941     1,317     3,128     1,740
                                                           -------    ------   -------   -------
Net income..............................................   $ 3,377    $1,975   $ 5,442   $ 2,610
                                                           =======    ======   =======   =======
Earnings per share......................................   $  0.33    $ 0.21   $  0.53   $  0.27
Weighted average number of common and common equivalent
  shares outstanding....................................    10,243     9,523    10,191     9,530
                                                           =======    ======   =======   =======

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents...................................     $ 6,815         $ 5,924
Accounts receivable (less allowance for doubtful accounts of
  $814 and $375, respectively)..............................       9,669           3,735
Prepaid expenses and other assets...........................         722             582
                                                                 -------         -------
          Total current assets..............................      17,206          10,241
Property and equipment, net.................................       3,078           1,823
                                                                 -------         -------
                                                                 $20,284         $12,064
                                                                 =======         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................         433             225
Accrued expenses:
  Sales commissions.........................................         457             165
  Bonuses...................................................         836             647
  Vacations.................................................         323             261
  Other accruals............................................         727             436
Current maturities of long-term debt........................          13              13
Income tax payable..........................................         884             276
                                                                 -------         -------
          Total current liabilities.........................       3,673           2,023
Long-term debt..............................................          18              29
STOCKHOLDERS' EQUITY
Common stock, $.001 par value...............................          10              10
Additional paid-in capital..................................       6,372           5,233
Retained earnings...........................................      10,211           4,769
                                                                 -------         -------
          Total stockholders' equity........................      16,593          10,012
                                                                 -------         -------
                                                                 $20,284         $12,064
                                                                 =======         =======

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 5,442    $ 2,610
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      820        447
  Loss on sale of equipment.................................        1          0
  Changes in:
     Accounts receivable, net...............................   (5,934)    (2,715)
     Prepaid expenses and other assets......................     (140)      (943)
     Accounts payable.......................................      208        522
     Accrued expenses.......................................      833      1,073
     Income taxes payable...................................      961        678
                                                              -------    -------
          Net cash provided by operating activities.........    2,191      1,672
                                                              -------    -------
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (2,084)    (1,075)
Proceeds from sales of equipment............................       10          0
                                                              -------    -------
          Net cash used in investing activities.............   (2,074)    (1,075)
                                                              -------    -------
FINANCING ACTIVITIES
Principal payments on long-term debt........................      (11)      (416)
Issuances of stock..........................................      785          0
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................      774       (416)
                                                              -------    -------
Net increase in cash and cash equivalents...................      891        181
Cash and cash equivalents at beginning of period............    5,924      1,345
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 6,815    $ 1,526
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $     1    $   206
Income taxes paid...........................................  $   271    $   956
Stock issued under subscription.............................  $     0    $ 4,957
NON CASH FINANCING ACTIVITIES
Additional paid in capital-exercise of non-qualified stock
  options...................................................  $   354    $     0

                  See notes to condensed financial statements

                           ABACUS DIRECT CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by Abacus Direct Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-KSB for the year ended December 31, 1996. The results of operations for the three and nine months ending September 30, 1997 are not necessarily indicative of the operating results for the full year.

     Certain prior period amounts have been reclassified to comply with the current period presentation.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings per share that has been previously followed by the Company. FAS 128 is effective for periods ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three- and nine-month periods ended September 30, 1997 and 1996, the Company's pro forma basic earnings per share and its pro forma diluted earnings per share would have been unchanged from earnings per common share presented in the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

     Revenues. Net revenues increased 68.9% in the third quarter to $10,756,000 from $6,368,000 for the third quarter of last year. The increase in net revenues was due principally to higher sales of all of the Company's significant product lines to existing clients, sales to new clients joining the Abacus Alliance since September 30, 1996 and to a lesser extent an expanded product line.

     Cost of Revenues. Cost of revenues increased 69.5% in the third quarter to $1,639,000 from $967,000 during the third quarter of last year. As a percentage of revenues, cost of revenues during the quarter were the same as last year at 15.2%. The increase in cost of revenues which was approximately the same as the increase in revenues, resulted from the addition of personnel and investments in computer equipment to expand processing capacity to support additional revenues.

     Operating Expenses. Sales and marketing expenses increased 90.5% in the third quarter to $2,395,000 from $1,257,000 during the third quarter of last year. The increase in sales and marketing expenses was due to additional staff and related expenses of the Company's sales force serving the core catalog business, higher sales force and third party commissions resulting from significantly higher revenues, and new marketing personnel dedicated to developing direct marketing segments and strategy outside of the catalog business. During the initial stages of development, the Company has incurred and expects to continue to incur personnel, statistical modeling and other related costs without an offsetting increase in revenues. Primarily as a result of these increased costs, sales and marketing expenses as a percentage of revenues increased during the third quarter of 1997 to 22.3% from 19.7% last year. While early testing in these areas and feedback from initial customer contacts appear favorable, there can be no assurance that significant revenues will be generated in these direct marketing segments.

     General and administrative expenses increased 96.8% in the third quarter to $1,047,000 from $532,000 during the second quarter of last year. As a percentage of revenues, general and administrative expenses increased to 9.7% from 8.4% last year. The increase in general and administrative expense resulted primarily from increased staff along with increased performance bonuses and pay increases, and legal and other expenses associated with being a public company.

     Research and development expenses increased 22.3% in the third quarter to $329,000 from $269,000 during the third quarter of last year. The increase resulted from additional staff to enhance current products in an effort to increase the Company's share of its client's data expenditures, and costs associated with the development of industry segments outside of the catalog business. As a percentage of revenues, research and development expenses decreased to 3.1% from 4.2% in 1996. The expense ratio decreased due to rapid revenue growth along with many costs being of a lower variable nature.

     Operating Profit. Operating profit increased 59.9% during the quarter to $5,346,000 from $3,343,000 in the third quarter of last year. The increase in operating profit was due to significantly higher revenues in 1997 over 1996. As a percentage of revenues, operating profits in the third quarter decreased to 49.7% from 52.5% in 1996. The decrease in operating margin was primarily due to increased sales and marketing expenses associated with entering direct marketing segments outside the catalog business and higher general and administrative expenses. Due to the significant seasonality of the Company's revenues, operating profits and operating margins are typically much higher during the third quarter of each year. As a result, third quarter margins are not indicative of full year operating margins.

     Interest and Other Income (Expense), Net. During the third quarter of 1997, the Company recorded $74,000 of interest income and $102,000 of other expense resulting in net expense of $28,000. This compares to net interest expense of $51,000 during the third quarter of last year when the Company had outstanding debentures payable prior to retiring these obligations with proceeds from the Company's initial public offering

(IPO) during the third quarter of last year. The increase in interest income is due to higher cash balances resulting from last year's IPO and internally generated funds.

     Income Taxes. The Company's effective income tax rate for the third quarter of 1997 was 36.5% compared to 40.0% during the third quarter of last year. The Company achieved a lower income tax rate due to a lower provision for state income taxes.

     Net Income. Net income in the third quarter of 1997 was $3,377,000 or $0.33 per share compared with net income of $1,975,000 or $0.21 per share during the third quarter of last year. The increase in net income and net income per share reflects higher operating income and net interest income and a lower effective tax rate partly offset by a 7.6% increase in the weighted average number of common and common equivalent shares outstanding.

  Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

     Revenues. Net revenues increased 79.4% for the nine months ended September 30, 1997 to $22,267,000 from $12,415,000 for the nine months ended September 30, 1996. The increase in net revenues was due principally to higher sales penetration with existing clients, sales to new clients and to a lesser extent an expanded product line.

     Cost of Revenues. Cost of revenues increased 56.7% for the nine months ended September 30, 1997 to $4,228,000 from $2,698,000 for the nine months ended September 30, 1996. As a percentage of revenues, cost of revenues decreased to 19.0% in 1997 from 21.7% last year. Cost of revenues as a percentage of sales declined as the benefits from previous investments in software, hardware and processing systems were realized during the first nine months of 1997.

     Operating Expenses. Sales and marketing expenses increased 85.8% for the nine months ended September 30, 1997 to $5,759,000 from $3,100,000 in the same period last year. The increase in sales and marketing expenses is due to additional staff and related expenses of the Company's sales force, higher commissions as a result of significantly higher revenues, and new marketing personnel dedicated to developing industry segments outside the catalog business. As a percentage of net revenues, sales and marketing expenses decreased to 25.9% from 25.0% last year. Sales and marketing expenses decreased as a percentage of revenues due to improved sales staff productivity during the first nine months of 1997 in the core catalog business partly offset by emerging investments in direct marketing segments and strategy new to the Company. During the initial stages of development, the Company has incurred and expects to continue to incur costs in personnel, statistical modeling and other related costs without an offsetting increase in revenues. While early testing in these areas and feedback from initial customer contacts appear favorable, there can be no assurance that significant revenues will be generated in these direct marketing segments.

     General and administrative expenses increased 90.6% to $2,763,000 in the first nine months ended September 30, 1997 from $1,450,000 last year. As a percentage of revenues, general and administrative expenses were slightly higher in 1997 at 12.4% compared to 11.7% in 1996. The increase in general and administrative expense resulted primarily from increased staff along with increased performance bonuses and pay increases, higher recruiting expenses and legal and other expenses associated with being a public company.

     Research and development expenses increased 60.0% in the first nine months of 1997 to $1,040,000 from $650,000 last year. As a percent of revenue, research and development expenses decreased to 4.7% in 1997 compared to 5.2% last year. The increase in expense resulted from additional development efforts to achieve increased product performance and new product development. In addition, expenses increased due to start-up development costs for the Abacus E-Net and for statistical development costs associated with industry segments outside the catalog business. These increases, however, were less than the increase in revenues for the first nine months of this year resulting in lower research and development expenses as a percentage of revenues during 1997.

     Operating Profit. Operating profit increased 87.7% for the nine months ended September 30, 1997 to $8,477,000 from $4,517,000 last year. The operating margin during the first three quarters of 1997 rose to 38.1% from 36.4% in 1996. The increases in operating profit and operating margin are due to higher revenues along with certain costs being of a lower variable nature partly offset by emerging investments in direct marketing segments new to the Company. Due to the significant seasonality of the Company's revenues, operating margins in the first and second quarters are typically much lower than the margins recorded in the third and fourth quarters of each year.

     Interest and Other Income (Expense), Net. During the first nine months of 1997, the Company recorded $195,000 of interest income and $102,000 of other expense resulting in $93,000 of interest and other income. This compares to net interest expense of $167,000 during 1997 when the Company had outstanding debentures payable prior to retiring these obligations with proceeds from the Company's IPO during the third quarter of 1996. The increase in interest income is due to higher cash balances resulting from last year's IPO and internally generated funds.

     Income Taxes. The Company's effective income tax rate in the first nine months of 1997 was 36.5% compared to 40.0% for the same period in 1996. The company achieved a lower income tax rate due to a lower provision for state income taxes.

     Net Income. Net income for the nine months ended September 30, 1997 was $5,442,000 or $0.53 per share compared with net income of $2,610,000 or $0.27 per share in 1996. The increase in net income and net income per share reflects higher operating income and net interest income and a lower effective tax rate partly offset by a 6.9% increase in the weighted average number of common and common equivalent shares outstanding.

SEASONALITY

     The Company's business is seasonal in nature. The third and fourth quarters of each year include the peak selling season during which the Company supplies the catalog industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, general and administrative, and research and development expenses as a percentage of revenues are usually lower and operating profit is usually higher during the second half of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company met its short-term liquidity needs and its capital requirements through funds generated from operations and cash on hand. Investing activities were comprised of $2,074,000 used for capital expenditures. An equipment lease payable for $31,000 was the only form of long term debt or borrowing the company had outstanding at September 30, 1997.

     The Company believes that its cash flow from operations and cash on hand will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

FORWARD LOOKING INFORMATION

     Statements contained in this Form 10-QSB that are not historical fact, including but not limited to statements found in this Item 2, Management Discussion and Analysis and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Action of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: demand for the Company's services from the direct marketing industry, governmental regulation regarding privacy issues, the actions of current and potential new competitors, rapid changes in technology, overall economic conditions and the postal rates and paper prices and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.

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

                                            ABACUS DIRECT CORPORATION

                                                   /s/ CARLOS E. SALA

                                            ------------------------------------
                                                       Carlos E. Sala
                                               Senior Vice President-Finance
                                                and Chief Financial Officer

DATED: November 14, 1997

                               INDEX TO EXHIBITS

         NUMBER                               EXHIBIT
         ------                               -------
         11.1            -- Statement re: Computation of Earnings Per
                            Share
         27.1            -- Financial Data Schedule