Form 10-K
period 1997-12-31
ABACUS DIRECT CORP
filed 1998-03-31
CIK 1021080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    ---------------

                         Commission file number 0-28834

                           ABACUS DIRECT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                                      84-111816 6
--------------------------------------------------------------        ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

                 8774 Yates Drive, Westminster, Colorado                      80030
-------------------------------------------------------------------------------------------------
                 (Address of principal executive offices)                  (Zip Code)


Registrants telephone number including area code:  (303) 657-2800

                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [x]   NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 is $434,467,775.

The number of shares outstanding of the registrant's Common Stock as of March 2, 1998 is 9,693,690.

Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference herein.

Exhibit A to the definitive Proxy Statement filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the registrant's 1997 Annual Meeting of Stockholders is incorporated by reference herein.

Exhibit 10.06 to the Annual Report on Form 10-KSB of the registrant for the fiscal year ended December 31, 1996 is incorporated by reference herein.

Portions of the registrant's Registration Statement which includes the Prospectus, dated September 26, 1996, of the registrant filed pursuant to Rule 424(b) promulgated under the Securities Act of 1933 are incorporated by reference herein.

                                     PART I

ITEM 1.   BUSINESS.

          Abacus Direct Corporation ("Abacus" or the "Company") is a leading provider of information products and marketing research services to the direct marketing industry. Abacus has developed a comprehensive and predictive source of information regarding consumer purchasing behavior by creating a database which includes consumer purchasing data from over 870 merchandise catalogs. Abacus uses this proprietary database and its advanced statistical modeling technology to provide direct marketers with information and analysis which allows them to increase response rates and profits from their marketing campaigns. The cost to a catalog company of using the Company's services is typically less than 10% of the overall cost of such a marketing campaign.

          As the global market for consumer goods and services has become increasingly competitive, businesses are seeking to enhance their market position by strengthening relationships with existing customers and targeting new markets and customers. As a result, a growing number of businesses are using direct marketing programs to identify and reach large numbers of consumers in a cost-effective manner. Direct marketing programs are used for a wide variety of products and services, including catalog merchandise, books and periodicals, financial services, telecommunications, retail, business to business, technology and fundraising.

          Direct marketers, particularly consumer catalog companies, have long considered consumers' past catalog purchasing patterns to be the best predictor of future purchasing behavior and, therefore, the best indicator for targeting marketing efforts. It has historically been difficult, however, for direct marketers to obtain a comprehensive view of consumers' purchasing patterns. Such companies have, therefore, attempted to expand their customer base by augmenting their existing customer lists with lists of rented or exchanged names of prospects who have purchased merchandise from other catalogs and continuing to use those lists that generate sufficiently high response rates and profit levels and abandoning those lists that do not. Although this traditional approach has allowed many catalog companies to expand their customer base, increasing competition and rising costs of direct marketing activities have created a need for a comprehensive source of consumer catalog purchasing information to allow more cost-effective targeting of their marketing efforts.

          The Company has addressed the need for a comprehensive source of information on purchasing behavior by forming the Abacus Alliance, a cooperative arrangement through which direct marketers, particularly catalog companies, contribute their customers' purchasing histories to the Company in exchange for access to the Company's information products and marketing research services. The Company's services allow such companies to improve the profitability of their mailing campaigns by enabling them to (i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time, (ii) prioritize existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

          As of December 31, 1997, the Abacus database contained over 88 million detailed buyer profiles compiled from records of over 1.5 billion catalog purchasing transactions. The Company receives this data from the more than 870 members of the Abacus Alliance. The Company believes Abacus Alliance members include over 75% of the largest consumer merchandise catalogs in the United States. The Company works closely with each client to determine its needs, and applies advanced statistical modeling techniques to extract from the database the names of consumers most likely, or least likely, to buy a product offering. The Company's database is continually enhanced as members contribute current sales transaction information and additional catalog companies join the Abacus Alliance.

          In order for clients to use the Company's services, they must pay for each service according to a fee schedule established by the Company from time to time, every time they utilize such services. By continually adding new data to its database, increasing the performance of its existing information products and marketing research services, providing new types of value added services and continuing to invest in new technology, the Company seeks to increase revenue from existing clients, develop new sources of revenue and maintain its high client retention rate. The Company believes that the favorable results that its clients have achieved using the Company's information products and marketing research services have led to a retention rate of more than 90% from 1996 to 1997, from 1995 to 1996 and from 1994 to 1995, respectively, excluding those clients that are no longer operating catalogs. In addition, the Company has begun to leverage the resources and capabilities it has developed to serve the catalog industry by applying those resources and capabilities to other industries which use direct marketing techniques.

          On October 2, 1996, the Company consummated an initial public offering (the "Offering") of 5,068,000 shares of its Common Stock, par value $.001 per share (the "Common Stock"), of which 4,613,455 shares were sold by certain stockholders (the "Selling Stockholders") of the Company. On October 28, 1996, the Company consummated the sale of 760,200 shares of Common Stock of the Selling Stockholders solely to cover over-allotments. The Common Stock was sold in the Offering at a price of $14.00 per share less underwriters discounts and commissions of $.98 per share. The Offering was underwritten on a firm commitment basis by Robertson, Stephens & Company LLC, Hambrecht & Quist LLC and William Blair & Company LLC, as representatives of the underwriters.

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

RECENT DEVELOPMENTS

          During the year ended December 31, 1997, Abacus continued to expand its database and the Abacus Alliance. The number of participating catalogs increased to over 870 catalogs as of December 31, 1997 from 700 as of December 31, 1996, representing an increase of approximately 25%. In addition, the Company continued making investments in technology and systems capabilities, significantly increasing its computing capacity. This growth has enhanced the predictive capability of the Company's database and the quality of its housefile, scoring and list optimization products. To more effectively exploit the benefits of these changes, the Company increased its staff by 60% during the year ended December 31, 1997. This has enabled the Company to increase its revenue by expanding the use of its existing services and providing more value-added services to its existing clients.

          To accelerate the distribution of data products to the catalog industry and to other industry segments, Abacus launched the Abacus E-Net(TM) during 1997. The Abacus E-Net is comprised of a consortium of industry service bureaus who have agreed to distribute Abacus data services to their customers using an Abacus standard electronic just-in-time product delivery system.

          The Company is also expanding applications of its services to other industries which utilize direct marketing techniques. By leveraging its database and analytical capabilities, the Company has initiated efforts to provide data lists and related services to prospective clients in the financial services, telecommunications, retail, business to business, technology and fundraising industries.

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

          Data Enhancement. The Company's data enhancement service allows clients outside the catalog industry to use Abacus data to target their customers. The Company achieves this by overlaying its proprietary database variables onto its clients' files which provides additional information to clients regarding their customers. This service is offered to large consumer companies in industries such as financial services, telecommunications, retail, business to business and technology and fundraising

TECHNOLOGY

          The Company has made significant investments to develop its proprietary database and technology. Key elements of the Company's technology include its proprietary database management and modeling software.

          Database. The Abacus Alliance database is primarily comprised of transactional data contributed by the Abacus Alliance members on a monthly, quarterly or semi-annual basis. The database contains information regarding each consumer purchase transaction, including the catalog name, catalog product category, date of purchase and amount of purchase. Millions of new transactions are added to the database each week, providing an increasingly detailed purchase profile underlying each catalog consumer in the database. Transaction updates received from Abacus Alliance members are converted to the Company's format and processed through a rigorous quality assurance program. The data is enhanced with externally sourced demographic data. The Company's database contains records of over 1.5 billion consumer catalog transactions collected over the past five years. Based on the Direct Marketing Association's ("DMA") estimate that approximately 82 million consumers in the United States have purchased from catalog companies during the past 12 months, the Company believes its database includes virtually all catalog consumers in the United States.

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

          Computer Technology. The Company has adopted client server computer architecture which (i) enables parallel processing, permitting large numbers of tasks to be executed simultaneously at high speed, (ii) is highly scalable, allowing ongoing capacity increases, and (iii) provides system and data redundancies that protect against system failures. The Company attempts to maintain a secure environment for both systems and data by protecting against unauthorized electronic access. The Company's database is backed up regularly, utilizing four separate offsite locations. The Company operates its data center 24 hours a day, 7 days a week.

SALES AND MARKETING

          The Company markets and sells its services through a direct sales and marketing force comprised of 49 people. The Company believes that its sales representatives have an in-depth understanding of the catalog industry which allows them to function as marketing resources for their clients. The Company's sales strategy includes (i) adding new members to the Abacus Alliance, (ii) increasing penetration of existing clients by selling additional prospect names and offering new value added services and (iii) leveraging the Company's database to serve non-catalog industries that also use direct marketing to reach their customers.

          The Company has significantly increased its efforts to educate the catalog industry on the unique marketing services it offers to its clients by regularly publishing an industry newsletter that highlights a particular catalog's use of the Company's database and by having Company employees regularly speak at industry conventions. The Company also hosted its second annual catalog company symposium in January 1998, attended by approximately 220 representatives from catalog companies. Selling and marketing expenses for the year ended December 31, 1997 were 24.5% of revenue. The Company believes that selling and marketing expenses will remain relatively stable as a percentage of revenue during the next fiscal year.

CUSTOMERS AND CONTRACTS

          The Abacus Alliance consists of over 870 members. Members typically operate under a three-year contract which provides that a client (i) submit complete customer history transaction information to the Company on a regular basis, (ii) license Abacus to use the data and (iii) pay for the Company's services based upon an established price schedule. Such three year contracts do not obligate the Company's clients to use the Company's services or pay the Company any guaranteed fees. The contracts generally provide for automatic thirty-six month renewals unless either party elects not to renew.

COMPETITION

          The market for the Company's services is highly competitive. The Company believes that the principal competitive factors in this market are consistent delivery of (i) lists which generate high response rates, in a timely fashion, and at competitive prices, (ii) large quantities of high response names, and (iii) individualized customer support. The Company competes directly with Smartbase, a division of Acxiom Corporation, Direct Marketing Technology, a division of Experion Corp. and Experion Corp., each of which collect and manage information relating to consumer purchase transactions contributed by large numbers of catalog companies. The Company also competes with a wide variety of companies which own and generate lists. In addition, the Company competes indirectly with a number of direct marketing information service businesses including Metromail Corp., Database America Information Services, Inc., Donnelley Marketing, Inc. and R.L. Polk. Many of the Company's existing competitors, and many potential new competitors, have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, and database contributors.

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

REGULATION; PRIVACY ISSUES.

          Growing concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of such practices by the direct marketing industry and to increased federal and state regulation. The DMA has adopted guidelines regarding the fair use of such information which it recommends be followed by participants in the direct marketing industry. The Company is also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. Such laws include the Federal Drivers Privacy Protection Act of 1994 and other state laws which limit or preclude the use of voter registration and drivers license information, as well as laws which govern the collection and release of consumer credit information. Although the Company's compliance with the DMA's guidelines and such federal and state regulations has not had a material adverse effect on the Company, no assurance can be given that the DMA will not adopt additional guidelines or that additional federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to the Company or its clients. Any such guidelines, laws or regulations would adversely affect the ability of the Company to collect and distribute consumer and other information or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, such guidelines, laws or regulations might restrict or increase the cost of the activities of companies engaged in direct marketing, potentially reducing their demand for the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent the Company's clients do not comply with such guidelines, laws or regulations, the Company may incur liabilities which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has also adopted other policies to address these privacy concerns, including restricting access to its database, requiring each employee to sign a nondisclosure and confidentiality agreement and implementing data security systems at the Company's data center. The Company has typically entered into three year contracts with its catalog clients and there can be no assurance that a private litigant or governmental entity will not challenge such arrangements under any applicable antitrust or other laws.

PRINCIPAL CUSTOMERS

          The Company's ten largest customers accounted for 19.8% of the Company's net sales for the year ended December 31, 1997. No customer accounted for more than 6% of the Company's consolidated net sales in the fiscal year ended December 31, 1997. No customer accounted for more than 5% of the Company's consolidated net sales in the fiscal year ended December 31, 1997.

RESEARCH AND DEVELOPMENT

          During the year ended December 31, 1997, the Company spent $1,507,000 for research and development, as compared to $913,000 and $407,000 in the fiscal years ended December 31, 1996 and 1995, respectively. The Company's research and development activities during the past year consisted primarily of developing technologies and processes to deliver new and better data service products to existing and prospective clients and industry segments.

EMPLOYEES

          As of December 31, 1997, the Company employed approximately 155 people on a full time basis, including 67 in data processing, programming and data production, 49 in sales and marketing, 12 in statistical and product development, and 27 in general and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEASONALITY

          The Company's business is seasonal in nature. The third and fourth quarters of each year include the peak selling season during which the Company supplies the direct marketing industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, general and administrative, and research and development expenses as a percentage of revenues are usually lower and operating profit is usually higher during the second half of each year.

ITEM 2.   PROPERTIES.

          The Company's executive office and principal operations are located in a 27,218 square feet facility that it leases in Westminster, Colorado pursuant to an agreement which expires September, 1999. In 1998, the aggregate annual rental payments for the facility will be approximately $825,000. The Company leases an additional 11,298 square feet in Westminster, Colorado pursuant to an agreement which expires March, 1999 and provides for aggregate annual rental payments of $206,000. The Company also leases a 6,378 square feet in New York City pursuant to an agreement which expires September 2002 and provides for aggregate annual rental payments of $239,000. In addition, the Company leases 1,424 and 1,983 square feet of general office space in Hawthorne, New York and Atlanta, Georgia, respectively. The Company believes that its existing facilities are adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded in the Nasdaq National Market System. There were approximately 2,000 beneficial holders of the Company's Common Stock at March 2, 1998. The table below sets forth high and low bid prices for the Company's Common Stock for each quarter from the Offering through December 31, 1997.

                                               High           Low
                                               ----           ---
September 1996                                $21           $17
October-December 1996                         $32.50        $15.75
January-March 1997                            $30.25        $18
April- June 1997                              $33.25        $17
July-September 1997                           $34.25        $26.50
October-December 1997                         $44.25        $31.50

          The Company has not declared or paid a cash dividend since its organization and has no present intention of paying any such dividend in the foreseeable future.

          During 1997 the Company issued an aggregate of 136,824 shares of Common Stock upon exercise of options granted under each of the Company's Amended and Restated 1989 Stock Option Plan, as amended, and its Amended and Restated 1996 Stock Option Plan, at a weighted average exercise price of $30.71 per share. Certain of such issuances were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith were deemed to be restricted securities. The remainder of such issuances were covered by the Company's Registration Statement on Form S-8. No underwriter was engaged in connection with such sales of Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

        (In thousands, except supplemental operating and per share data)

                                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                1997          1996         1995         1994        1993
                                              --------      --------     --------     --------    ---------
 STATEMENT OF OPERATIONS DATA:

 Revenue                                      $ 30,971      $ 17,532     $  9,331     $  6,451    $  4,155
 Income (loss) from operations                  11,611         6,370        3,174        2,395       1,327

 Income (loss) before income taxes              11,806         6,254        2,976        2,072         958
 Net income (loss)                               7,497         3,865        2,426        2,012         944

 Net income (loss) per common share -         $   0.78      $   0.43     $   0.27     $   0.57    $   0.44
 basic

 Net income (loss) per common share -         $   0.74      $   0.40     $   0.27     $   0.23    $   0.11
 diluted
 Weighted average number of outstanding          9,546         9,094        9,079        3,513       2,164
 common shares - basic

 Weighted average number of outstanding         10,058         9,614        9,120        8,743       8,420
 common shares - diluted


 SUPPLEMENTAL OPERATING DATA:

 Abacus Alliance catalogs                          874           700          565          393         296
 Households represented in database (in
   millions)                                        88            88           78           49          42




                                                                     AS OF DECEMBER 31,
                                              -------------------------------------------------------------
                                                 1997          1996         1995         1994         1993
                                              --------      --------     --------     --------    ---------
 BALANCE SHEET DATA:

 Cash and cash equivalents                    $ 10,490      $  5,924     $  1,345     $  1,856    $     96
 Working capital                                16,127         8,218        2,424        2,386       1,543

 Total assets                                   22,592        12,064        5,050        4,244       2,718

 Stockholders' equity (deficit)                 19,177        10,012        1,190      (1,233)     (3,310)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          Abacus believes it has developed the most comprehensive and predictive source of catalog consumer purchasing behavior in the United States by creating a database which includes consumer purchasing data from over 870 catalogs. The Company's information and marketing research services allow catalog companies to improve the profitability of their direct mailing campaigns by enabling them to
(i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time, (ii) prioritized existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

          During the last three years, the Company has experienced rapid growth of its client base, database, revenue and operating income. The Abacus Alliance grew from 565 to over 870 catalogs and the Company's database grew from 77 million to approximately 88 million households during this period of time. The Company's revenue for the years ended December 31, 1995, 1996 and 1997 increased by 44.6%, 87.9%, and 76.7% respectively, while its operating profits increased from $3.2 million in 1995 to $11.6 million in 1997. The Company attributes its revenue and operating profit growth to the widespread acceptance of Abacus' services within the catalog industry, increased penetration of the Company's services among its existing clients, an increased number of clients and a broadening of its service line. Annual operating margins for the years ended December 1995, 1996 and 1997 were 34.0%, 36.3%, and 37.5%, respectively as the Company continued to better leverage its costs of revenue and operating expenses. The Company believes that Abacus Alliance members represent over 75% of the largest consumer merchandise catalogs in the United States.

          The Company's principal sources of revenue are derived from prospecting lists, housefile scoring, list optimization, and marketing information services. The Company creates prospect lists for its clients by selecting names from the Abacus Alliance database of consumers who have purchased merchandise in response to direct mail campaigns. Revenues from prospecting services represented 78% of the Company's revenue for the year ended December 31, 1997. The Company's housefile and optimization services, which enable catalog companies to more profitably manage promotional programs directed to existing and prospective customers, accounted for 20% of revenue for the year ended December 31, 1997. The Company's marketing information services, which provide clients with comprehensive catalog industry information, accounted for 2% of revenues in 1997.

          The Company's cost of revenue includes expenses associated with creating, updating and managing the Company's database as well as building statistical models. Selling and marketing expenses include the costs of salaries and related benefits, commissions, travel and promotion. General and administrative expenses include legal, accounting, insurance, human resources, corporate communications and administrative salaries and related benefits. Operating margins have been higher in the second half of each calendar year, as second half revenues have historically been favorably affected by holiday related direct marketing campaigns, while operating costs have not had a corresponding seasonal increase. The Company's operating expenses are determined, in part, based upon the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue growth could have a disproportionate effect on net income in any given period.


RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1997 Compared To Twelve Months Ended December 31, 1996

          Revenues. Revenues increased 76.7% to $31.0 million for the year ended December 31, 1997 from $17.5 million for the year ended December 31, 1996 principally due to increased sales to existing customers and, to a lesser extent, new customers. Revenues from existing customers, those customers that joined the Abacus Alliance prior to 1997, accounted for 85.8% of total revenues while customers joining the Alliance in 1997 represented 14.2% of revenues.
All of the Company's service lines grew significantly with prospecting growing 75.4%, optimization 113.2%, housefile 57.6%, and marketing information services 135.3%. As a percentage of total revenues, prospecting accounted for 78%, optimization and housefile 20%, and marketing information services 2%.

          Cost of Revenues. Cost of revenues increased 58.4% to $5.9 million for the year ended December 31, 1997 from $3.8 million for the year ended December 31, 1996, primarily due to increased staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues decreased as a percentage of net revenues to 19.2% in 1997 from 21.4% in 1996, primarily due to the fixed nature of a large portion of software, hardware and systems processing costs which did not increase at the same rate as net revenues.

          Selling and Marketing Expenses. Selling and marketing expenses increased 86.3% to $8.0 million for the year ended December 31, 1997 from $4.3 million for the year ended December 31, 1996. The increase in selling and marketing expenses is due to increases in the Company's sales force and related expenses, higher commissions as a result of significantly higher revenues, and the hiring of new marketing personnel dedicated to developing markets outside the catalog business. As a percentage of net revenues, selling and marketing expenses increased to 25.8% in 1997 from 24.5% in 1996. The increase was due to investments of $1.1 million, or 3.6% of net revenues, to develop direct marketing initiatives outside the catalog business, which were partly offset by increased productivity in the catalog business of the Company.
During this initial stage of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated in these markets.

          General and Administrative. General and administrative expenses increased 77.5% to $3.9 million for the year ended December 31, 1997 from $2.2 million for the year ended December 31, 1996. The increase in general and administrative expenses resulted primarily from increased staff to support overall Company growth along with increased performance bonuses and salary increases, higher recruiting and legal expenses and other expenses associated with being a public company. General and administrative expenses during 1997 remained unchanged as a percentage of revenues at 12.6% from the year ended December 31, 1996.

          Research and Development. Research and development expenses increased 65.0% for the year ended December 31, 1997 to $1.5 million from $913,000 for the year ended December 31, 1996. As a percent of revenue, research and development expenses decreased to 4.9% in 1997 compared to 5.2% in 1996. The increase in expense resulted from additional development efforts to achieve increased product performance and new product development. In addition, expenses increased due to start-up development costs for the Abacus E-Net and for statistical development costs associated with industry segments outside the catalog business. These increases, however, were less than the increase in revenues for the year resulting in slightly lower research and development expenses as a percentage of revenues during 1997.

          Operating Profit. Operating profit increased 82.3% for the year ended December 31, 1997 to $11.6 million from $6.4 million for the year ended December 31, 1996. The operating margin rose to 37.5% for 1997 from 36.3% in 1996. The increases in operating profit and operating margin are due to higher revenues along with the low variable nature of certain costs as slightly offset by growing investments in the development of new markets by the Company.

          Interest and Other Income (Expense), Net. Net interest income for the year ended December 31, 1997 increased to $195,000 from net interest expense of ($116,000) for the year ended December 31, 1996. The increase in interest income was primarily due to the retirement of the Company's subordinated debentures, the increased interest income earned on higher Company cash balances resulting from the Company's initial public offering (IPO) in September, 1996 and from internally generated funds.

          Income Taxes. The Company's effective income tax rate for the year ended December 31, 1997 was 36.5% compared to 38.2% for the year ended December 31, 1996. The Company achieved a lower income tax rate primarily due to a lower provision for state income taxes.

          Net Income. Net income for the year ended December 31,1997 was $7.5 million or $0.74 per share (diluted) compared with net income of $3.9 million or $0.40 per share (diluted) in 1996. The increase in net income and net income per share reflects higher operating income and net interest income and a lower effective tax rate partly offset by a 4.8% increase in the weighted average number of common and common equivalent shares outstanding.


Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

          Revenues. Revenues increased 87.9% to $17.5 million for the year ended December 31, 1996 from $9.3 million for the year ended December 31, 1995, principally due to increased sales of prospect lists to existing clients and, to a lesser extent, new clients. New clients during 1996 represented 14.9% of revenues for the year ended December 31, 1996. Further contributing to the increased sales were the growth of revenues from housefile scoring, 88.4%, and optimization, 103.3% along with early stage revenues from marketing information services.

          Cost of Revenues. Cost of revenues increased 98.9% to $3.8 million for the year ended December 31, 1996 from $1.9 for the year ended December 31, 1995, primarily due to increased costs associated with the Company's decision to hire additional data processing staff to support growth in the Company's client base and enhancements to the Company's database. Cost of revenues increased as a percentage of revenue to 21.4% from 20.2%.

          Selling and Marketing Expenses. Selling and marketing expenses increased 74.8% to $4.3 million for the year ended December 31, 1996 from $2.5 million for the year ended December 31, 1995, principally due to increased costs associated with the Company's decision to hire additional sales and marketing staff to support the growth in the Company's client base. Selling and marketing expenses decreased as a percentage of revenue to 24.5% from 26.3%.

          General and Administrative Expenses. General and administrative expenses increased 56.6% to $2.2 million for the year ended December 31, 1996 from $1.4 million for the year ended December 31, 1995, primarily due to the addition of a Chief Operating Officer and employee performance bonuses during the year. General and administrative expenses decreased as a percentage of revenue to 12.6% from 15.1% for the year ended December 31, 1995.

          Research and Development Expenses. Research and development expenses increased 124.5% to $913,000 for the year ended December 31, 1996 from $407,000 for the year ended December 31, 1995, principally due to increased costs associated with hiring additional research and development staff to pursue basic research and customized modeling. Research and development expenses increased as a percentage of revenue to 5.2% from 4.4%.

          Interest and Other Income (Expense). Net expense decreased 41.4% to ($116,000) for the year ended December 31, 1996 from ($198,000) for the year ended December 31, 1995, primarily due to the retirement of the Company's subordinated debentures and due to increased interest income earned on higher Company cash balances resulting from the IPO and cash generated by operations.

          Provision for Income Taxes. Provision for income tax expense increased to $2.4 million for the year ended December 31, 1996 from $550,000 for the year ended December 31, 1995, primarily due to the utilization of all available net operating loss carry forwards during 1995.

          Seasonality. The Company's business is seasonal in nature. The third and fourth quarters of each year include the peak selling season during which the Company supplies the direct marketing industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, general and administrative, and research and development expenses as a percentage of revenues are usually lower and operating profit is usually higher during the second half of each year.


LIQUIDITY AND CAPITAL RESOURCES

          The Company met its short-term liquidity needs and its capital requirements through funds generated from operations and cash on hand. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing.

          Cash provided by operating activities was $6.7 million for the year ended December 31, 1997 compared to $4.0 million for the same period in 1996. Cash provided by operating activities was $2.4 million in 1995. The increases in each period were due to higher net income before depreciation and amortization, which was partially offset by investments in working capital. The working capital increases were principally related to higher accounts receivable balances resulting from increases in net revenue.

          Cash used in investing activities was $2.3 million for the year ended December 31, 1997 compared to $1.5 million for the same period in 1996. Cash of $642,000 was used in investing activities in 1995. These activities represent capital expenditures for computer equipment and systems and office equipment necessary to support growth in the Company's revenues. Cash provided by financing activities was $200,000 compared to $2.1 million provided by financing activities in the same period in 1996. Cash used by financing activities was $2.3 million in 1995. In 1997 cash was generated in consideration for the issuance of stock upon the exercise of stock options and in 1996 cash was generated from proceeds of the Company's IPO. In 1995 cash was used principally to retire long term debt and to redeem Series A Preferred Stock. The Company believes that its cash flow from operations and cash on hand will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company has adopted SFAS 128 for 1997 and has restated all previously reported per share amounts to conform to the new presentation.

          In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set for general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material impact on the Company's results of operations.

          In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 revises the current requirements for reporting business segments by redefining such segments according to management's disaggregation of the business for purposes of making operating decision and allocating internal resources. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and the Company will adopt SFAS 131 in 1998. Currently, the Company has no business segments that require a change in reporting under SFAS 131.

FORWARD LOOKING INFORMATION

          This Annual Report on Form 10-K (including this Management Discussion and Analysis) contain forward looking statements that involve risks and uncertainties, including those statements relating to customer outlook and future opportunities, the expansion of the Abacus Alliance, the reception of new products and technologies, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: demand for the Company's services from the direct marketing industry, governmental regulation regarding privacy issues, the actions of current and potential new competitors, rapid changes in technology, cyclical nature of the direct marketing industry, overall economic conditions, postal rates and paper prices and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short term and marketable securities, which is designed for safety of principal, liquidity and diversification. Such instruments are subject to inherent interest rate risk as they mature and are renewed at current market rates. The Company does not presently use derivative financial instruments to adjust its risk profile. The Company, as a result of its activities in the retail catalog market, is subject to the competitive and fluctuating economic conditions of the direct marketing industry.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The response to this item is included in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.



                                    PART III

          In accordance with General Instruction E(3), the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

            (a)  1.   Financial Statements and Schedules.  The following
                      Financial Statements of the Company are included herein:

     Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

     Balance Sheet - December 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

     Statement of Operations - Years ended December 31, 1997, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . F-3

     Statement of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1997,
          1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

     Statement of Cash Flows - Years Ended December 31, 1997, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . F-5

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6


       2.   Financial Statement Schedules

       The following financial statement schedule of the Company for each of the years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K, and should be read in conjunction with the Financial Statements, and the related notes thereto of the Company.

       Schedule II - Valuation and Qualifying Accounts                Page S-1

            Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

                 3.   Exhibits:

                      3.01 Certificate of Incorporation of Abacus Direct Corporation. Incorporated by reference to Exhibit
                            3.01 to the Registration Statement on Form SB-2 (Registration No. 333-5380) filed by the Company on August 7, 1996 as amended (the "Registration Statement").

                      3.02 By-laws of Abacus Direct Corporation. Incorporated by reference to Exhibit 3.02 to the Registration Statement.

                     10.01 Amended and Restated 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit
                            10.0 to the Registration Statement.

                     10.02 Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Exhibit A to the definitive proxy statement filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders.

                     10.03 Employment Agreement dated August 6, 1996 between the Company and M. Anthony White. Incorporated by reference to Exhibit 10.03 to the Registration Statement.

                     10.04 Employment Agreement dated August 6, 1996 between the Company and Daniel C. Snyder. Incorporated by reference to Exhibit 10.04 to the Registration Statement.

                     10.05 Employment Agreement dated April 25, 1997 between the Company and Carlos E. Sala.

                     10.06 Lease dated November 19, 1996, as amended, between Sheridan Realty Partners, L.P. and the Company for suites 100, 200, 210 and 310, Sheridan Park One, 8774 Yates Drive, Westminster, CO 80030. Incorporated by reference to Exhibit 10.06 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1996.

                     10.07 Lease dated December 2, 1997, between Westpike LLC, Garfield Limited Liability Company, 520 Cooper Limited Liability Company and Philip M. Holstein, as landlord, and the Company for suite 110 at 8700 Turnpike Drive, Westminster, CO 80030.

                     10.08 Sublease dated May 15, 1997, between The Really Useful Company, Inc. and the Company for a portion of the 15th floor at One Rockefeller Plaza, New York, New York.

                     10.09 Form of Indemnification Agreement entered into between the Company and each of its officers and directors. Incorporated by reference to Exhibit
                            10.10 to the Registration Statement.

                     10.10 Form of agreement between the Company and members of the Abacus Alliance. Incorporated by reference to Exhibit 10.11 to the Registration Statement.

                     10.11 Registration Rights Agreement dated as of August 5, 1996 among the Company and certain shareholders of the Company named therein. Incorporated by reference to Exhibit 10.18 to the Registration Statement.

                     10.12 Forms of Stock Option Agreements used under the Amended and Restated 1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.19 to the Registration Statement.

                     23.01  Consent of Price Waterhouse LLP.

                     27.01  Financial Data Schedule.

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


Dated:      March 30, 1998               ABACUS DIRECT CORPORATION




                                            By: /s/ M. Anthony White
                                                -----------------------------
                                                   M. Anthony White
                                                   Chairman of the Board and
                                                   Chief Executive Officer and
                                                   Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abacus and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE
OFFICER:

 /s/ M. Anthony White                          Chairman of the Board and Chief           March 30, 1998
 -------------------------------------------   Executive Officer and Director
 M. Anthony White

PRINCIPAL FINANCIAL
AND ACCOUNTING OFFICER:


 /s/ Carlos E. Sala                            Senior Vice President -                   March 30, 1998
 -------------------------------------------   Finance, Chief Financial Officer,
 Carlos E. Sala                                Secretary and Treasurer



DIRECTORS:

 /s/ Daniel C. Snyder                          President, Chief Operating Officer and    March 30, 1998
 -------------------------------------------   Director
 Daniel C. Snyder


 /s/ Frank Kenny                               Director                                  March 30, 1998
 -------------------------------------------
 Frank Kenny


 /s/ Antony H. Lee                             Director                                  March 30, 1998
 -------------------------------------------
 Antony H. Lee

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Abacus Direct Corporation

         In our opinion, the financial statements listed in the index appearing under Item 14(a)1. and 2. present fairly, in all material respects, the financial position of Abacus Direct Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Boulder, Colorado

January 26, 1998

                            ABACUS DIRECT CORPORATION

                                  BALANCE SHEET

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 31,  DECEMBER 31,
                                                                                     1997          1996
                                                                                  ------------  ------------
Current assets:
  Cash and cash equivalents                                                         $10,490     $ 5,924
  Accounts receivable (less
    allowance for doubtful
    accounts of $787 and $375
    at December 31, 1997, and 1996,
    respectively)                                                                     8,120       3,735
  Prepaid expenses and other assets                                                     391         298
  Income taxes receivable                                                                52        --
  Deferred tax assets                                                                   474         284
                                                                                    -------     -------
         Total current assets                                                        19,527      10,241
   Property and equipment, net                                                        3,065       1,823
                                                                                    -------     -------
                                                                                    $22,592     $12,064
                                                                                    =======     =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $   220     $   225
  Accrued expenses and other                                                          3,180       1,522
    Income taxes payable                                                               --           276
                                                                                    -------     -------
         Total current liabilities                                                    3,400       2,023
Long-term obligations under capital lease                                                15          29
Commitments and contingencies (Note 6)                                                 --          --
Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000 shares authorized;
    no shares issued and outstanding                                                   --          --
  Common stock, $.001 par value;
    25,000 shares authorized;
    9,638 and 9,501 shares
    issued and outstanding at December
    31, 1997 and 1996, respectively                                                      10          10
  Additional paid-in capital                                                          6,902       5,234
  Retained earnings                                                                  12,265       4,768
                                                                                    -------     -------
         Total stockholders' equity                                                  19,177      10,012
                                                                                    -------     -------
                                                                                    $22,592     $12,064
                                                                                    =======     =======

   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                             STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1997          1996          1995
                                           --------      --------      --------
Net Revenues                               $ 30,971      $ 17,532      $  9,331
Cost of revenues                              5,942         3,751         1,886
                                           --------      --------      --------
         Gross profit                        25,029        13,781         7,445
                                           --------      --------      --------

Operating expenses:
  Selling and marketing                       8,000         4,294         2,456
  General and administrative                  3,911         2,204         1,408
  Research and development                    1,507           913           407
                                           --------      --------      --------
         Total operating expenses            13,418         7,411         4,271
                                           --------      --------      --------
Income from operations                       11,611         6,370         3,174
                                           --------      --------      --------
Interest and other income
  (expense), net                                195          (116)         (198)
                                           --------      --------      --------
Income before income taxes                   11,806         6,254         2,976
Provision for income taxes                   (4,309)       (2,389)         (550)
                                           --------      --------      --------
Net income                                 $  7,497      $  3,865      $  2,426
                                           ========      ========      ========
Net income per common share - basic        $   0.78      $   0.43      $   0.27
                                           ========      ========      ========
Net income per common share - diluted      $   0.74      $   0.40      $   0.27
                                           ========      ========      ========

Weighted average number of outstanding
  common shares - basic                       9,546         9,094         9,079
                                           ========      ========      ========
Weighted average number of outstanding
  common shares - diluted                    10,058         9,614         9,120
                                           ========      ========      ========





   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                                                                          TOTAL
                                      COMMON STOCK         ADDITIONAL      RETAINED    STOCKHOLDERS'
                                  ----------------------     PAID-IN       EARNINGS       EQUITY
                                   SHARES        AMOUNT      CAPITAL       (DEFICIT)     (DEFICIT)
                                  --------      --------   ----------      ---------   ------------
Balance at December 31, 1994         9,094      $      9     $    280      ($ 1,523)     ($ 1,234)
Repurchase of common stock             (49)         --             (3)         --              (3)
Issuance of common stock, net            1          --           --            --            --
Net income                            --            --           --           2,426         2,426
                                  --------      --------     --------      --------      --------
Balance at December 31, 1995         9,046             9          277           903         1,189
Issuance of common stock, net          455             1        4,957          --           4,958
Net income                            --            --           --           3,865         3,865
                                  --------      --------     --------      --------      --------
Balance at December 31, 1996         9,501      $     10     $  5,234      $  4,768      $ 10,012
Issuance of common stock, net          137          --            212          --             212
Tax benefit related to
  non-qualified stock options                       --          1,456          --           1,456
Net income                                          --            --          7,497         7,497
                                  --------      --------     --------      --------      --------
Balance at December 31, 1997         9,638      $     10     $  6,902      $ 12,265      $ 19,177
                                  ========      ========     ========      ========      ========








   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1997          1996          1995
                                                         ---------     --------      ---------
OPERATING ACTIVITIES

Net income                                               $  7,497      $  3,865      $  2,426
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             1,048           692           470
   Provision for doubtful accounts receivable                 412           249             4
  Provision for deferred income taxes                        (190)         (164)         (120)
  Changes in:
    Accounts receivable                                    (4,797)       (1,587)         (993)
    Prepaid expenses and other assets                         (93)         (140)          (35)
    Accounts payable                                           (5)          146            15
    Accrued expenses                                        1,658           995           288
    Income taxes                                            1,128           (84)          361
                                                         --------      --------      --------
         Net cash provided by operating activities          6,658         3,972         2,416
                                                         --------      --------      --------

INVESTING ACTIVITIES

Purchases of property and equipment                        (2,299)       (1,492)         (640)
Other                                                          10             5            (2)
                                                         --------      --------      --------
Net cash provided by (used in) investing activities        (2,289)       (1,487)         (642)
                                                         --------      --------      --------

FINANCING ACTIVITIES

Principal payments on long-term debt                          (15)       (2,864)         (581)
Issuance (repurchases) of stock                               212         4,957            (3)
Redemption of Series A preferred stock                       --            --          (1,700)
                                                         --------      --------      --------
         Net cash provided by (used in)
           financing activities                               197         2,093        (2,284)
                                                         --------      --------      --------
Net increase (decrease) in cash and cash equivalents        4,566         4,578          (510)
Cash and cash equivalents at beginning of period            5,924         1,346         1,856
                                                         --------      --------      --------
Cash and cash equivalents at end of period               $ 10,490      $  5,924      $  1,346
                                                         ========      ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                            $      5      $    210      $    282
Income taxes paid                                           1,893         2,601           309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Additional paid in capital - exercise
of non-qualified stock options                           $  1,456      $   --        $   --




   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Abacus Direct Corporation ("Abacus" or the "Company"), is a leading provider of specialized consumer information and analysis for the direct marketing industry. The Company provides its services through its proprietary database and advanced modeling technology.

REVENUE RECOGNITION

         The Company generally provides services to its clients that result in a deliverable product in the form of marketing data or customized written reports. The Company's clients are billed and revenue is recognized when such product is shipped to a client.

CASH EQUIVALENTS

         Cash equivalents consist of money market investments purchased with original maturities of three months or less. Such cash equivalents aggregated approximately $9,937 and $5,258 at December 31, 1997 and 1996, respectively. Cash equivalents are carried at amortized cost which approximates fair value.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives as follows:


         Office and data processing equipment            3-10 years
         Computer software                               3 years
         Leasehold improvements                          Lease term

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

CONCENTRATIONS OF CREDIT RISK

         The Company's customers are primarily comprised of direct-marketing companies. The Company performs periodic credit evaluations of its customers' financial condition and does not generally require collateral.

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

NET INCOME PER COMMON SHARE


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 128, Earnings Per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company has adopted SFAS 128 for 1997 and has restated all previously reported per share amounts to conform to the new presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term receivables and payables, approximate fair values.

STOCK COMPENSATION PLANS

         The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. The Company has adopted the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation.

RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting on Comprehensive Income ("SFAS 130"), which is effective for all periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform with the provisions of SFAS 130. The Company will adopt SFAS 130 during the first quarter of fiscal 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

2.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                  DECEMBER 31,
                                                 1997         1996
                                              -------      -------
Office and data processing equipment          $ 4,286      $ 2,839
Computer software                               1,138          630
Leasehold improvements                            417          369
                                              -------      -------
                                                5,841        3,838
Accumulated depreciation and amortization      (2,776)      (2,015)
                                              -------      -------
Property and equipment, net                   $ 3,065      $ 1,823
                                              =======      =======

3.  ACCRUED EXPENSES AND OTHER

    Accrued expenses consists of the following:

                                     DECEMBER 31,
                                   1997       1996
                                 ------     ------
Sales commissions                $  397     $  165
Bonuses                           1,149        647
Vacations                           371        261
Payroll and related expenses        549       --
Third party commissions             207         42
Other                               507        407
                                 ------     ------
                                 $3,180     $1,522
                                 ======     ======


4.  STOCK OPTION PLAN AND EARNINGS PER SHARE

STOCK OPTION PLAN:

  1989 Plan

         The Company's Amended and Restated 1989 Stock Option Plan (the 1989
Plan) provided for the granting of options to purchase up to 1,836 shares of Common Stock to key employees and others associated with the Company. The exercise price per share of a nonqualified stock option to directors or consultants could not be less than 85% of the fair market value at the time of grant as determined by the board of directors. The exercise price per share of an incentive stock option to key employees could not be less than 100% of the fair market value at the time of grant.

         In 1994, the 1989 Plan was amended to provide for immediate vesting in all stock options with the Company having certain repurchase rights at the price paid by optionee. These repurchase rights generally lapse over a five-year period. The Board of Directors has resolved that no additional options would be granted from this plan after September, 1996.

  1996 Plan

         In August 1996, the Company adopted a Stock Incentive Plan with 400 shares reserved for issuance to employees and directors of the Company. Options granted under this plan expire ten years from the date of grant and generally vest over a period of four years.

         In June 1997, the Shareholders of the Company approved the amendment of the 1996 Stock Incentive Plan to increase the number of shares available for issuance by 325.

         The following is a summary of stock option activity:

                                             WEIGHTED
                                             AVERAGE
                                             EXERCISE
                                   OPTIONS    PRICE
                                   -------   --------
Outstanding December 31, 1994         10      $  .06
  Granted                            502        1.32
  Forfeited                           (1)        .06
  Exercised                           (1)        .06
                                   -----      ------
Outstanding December 31, 1995        510        1.30
  Granted                            235        8.86
  Forfeited                           (1)       1.32
  Exercised                         --          --
                                   -----      ------
Outstanding December 31, 1996        744        3.69
  Granted                            494       24.73
  Forfeited                          (35)      11.05
  Exercised                         (137)       1.55
                                   -----      ------
Outstanding December 31, 1997      1,066       13.46
                                   =====      ======

         The following table summarizes information about exercisable stock options as of the following dates:

                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE
                                          SHARES            PRICE
                                          ------           -------
         December 31, 1995                    5             $ .06
         December 31, 1996                  102              1.25
         December 31, 1997                  575              3.78


         The following table summarizes information about stock options outstanding at December 31, 1997:

                                                      WEIGHTED
                                                      AVERAGE
          RANGE OF            OUTSTANDING            REMAINING
          EXERCISE                AT                CONTRACTUAL
           PRICES              12/31/97                LIFE
           ------              --------                ----
           $.06                    1                   5.71
           1.32                   362                  7.67
           4.20                   133                  8.34
          14.00                    77                  8.74
          21.25                     4                  9.25
          21.50                   152                  9.12
          21.75                     8                  9.01
          26.25                   316                  9.43
          27.75                     6                  8.85
          35.00                     7                  9.78
                             --------               -------
                                1,066                  8.59
                             ========               =======

         At December 31, 1997 there were 232 shares available for grant under the stock option plan.

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

                                                              DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                              -----------     ----------
 Net income                                  As reported       $7,497            $3,865
                                             Pro forma          5,713             3,681
 Net income per common share - basic
                                             As reported       $  .78            $  .43
                                             Pro forma            .60               .40
 Net income per common share - diluted
                                             As reported       $  .74            $  .40
                                             Pro forma            .57               .38


         In accordance with the guidance provided under SFAS 123, fair values are based on minimum values. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997: dividend yield of zero; expected volatility of .648; risk-free interest rates ranging from 5.75% to 5.80%; and an expected term of five years. The assumptions used for grants in the year ended December 31, 1996 were as follows: Dividend yield of zero, expected volatility of .784; risk-free interest rates ranging from 6.03% to 6.25%; and a term of three years. The risk-free rate used in the calculation is the yield on the grant date of a U.S. Treasury Note with a maturity equal to the expected term of the option.

         The weighted average fair value of options granted during the year ended December 31, 1997 and 1996 was $14.15 per share and $6.29 per share, respectively.

EARNINGS PER SHARE:

         The Company adopted SFAS 128, Earnings Per Share, for 1997. SFAS 128 requires mandatory presentation of both a basic and diluted earnings per share. All per share amounts have been restated to comply with the requirements of SFAS
128. Basic and diluted net income per common share were arrived at using the calculations outlined below:


                                      YEAR ENDED DECEMBER 31,
                                   -------------------------------
                                    1997         1996        1995
                                   -------     -------     -------
Net Income available to
  common shareholders              $ 7,497     $ 3,865     $ 2,426

Weighted average shares
  for basic EPS                      9,546       9,094       9,079

Basic EPS                          $   .78     $   .43     $   .27

Effect of dilutive securities:
  Stock options                        512         520          41

Weighted average shares
  for diluted EPS                   10,058       9,614       9,120

Diluted EPS                        $   .74     $   .40     $   .27

         The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises. The Company has no issued preferred stock from which dividends would reduce earnings available to common shareholders.

5.  INCOME TAXES

         The Company's provision for income taxes is comprised of the following for the years ended December 31:


                                       1997         1996         1995
                                     -------      -------      -------
Current tax expense
  Federal                            $ 3,998      $ 2,269      $   590
  State                                  501          284           80
                                     -------      -------      -------
Total current expense                  4,499        2,553          670
                                     -------      -------      -------
Deferred tax benefit
  Federal                               (186)        (164)        (110)
  State                                   (4)        --            (10)
                                     -------      -------      -------
Total deferred tax benefit              (190)        (164)        (120)
                                     -------      -------      -------
Total provision for income taxes     $ 4,309      $ 2,389      $   550
                                     =======      =======      =======

         The Company's deferred tax assets are comprised of the following at December 31:


                                    1997     1996
                                    ----     ----
Allowance for doubtful accounts     $288     $142
Depreciation and amortization         43       27
Accruals and other                   143      115
                                    ----     ----
                                    $474     $284
                                    ====     ====

         The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:


                                             YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                           1997          1996         1995
                                          -------      -------      -------
U.S. federal income tax expense
  at statutory rate                       $ 4,014      $ 2,126      $ 1,012
Increases (decreases) resulting from:
  State income taxes, net of
    federal benefit                           327          173           62
  Utilization of net operating
    loss carryforwards and research
    and  development credits                 (108)         (20)        (510)
  Nondeductible items                          76          110          (14)
                                          -------      -------      -------
  Provision for income taxes              $ 4,309      $ 2,389      $   550
                                          =======      =======      =======

6.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space under certain non-cancelable operating leases which expire through September 29, 2002 and provide for options to renew at the end of the primary terms. Rent expense under these operating leases during the years ended December 31, 1997, 1996 and 1995 was $517, $254 and $210, respectively. Future minimum payments under these operating leases as of December 31, 1997 are as follows:


         1998                           $   858
         1999                               592
         2000                               239
         2001                               239
         2002                               179
                                        -------
                                        $ 2,107
                                        =======

         During 1995, the Company implemented a 401(K) plan for the benefit of its employees. The Company matches 50% of employee contributions up to 6% of an individual's salary under this plan. During 1997, 1996 and 1995, the Company's matching contribution totaled $163, $124, and $25, respectively.

7.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for the years 1997 and 1996:


                                                                   EARNINGS
                                                                     PER
                                       GROSS       NET           COMMON SHARE
                           SALES       PROFIT     INCOME        BASIC   DILUTED
                           -----       ------     ------        -----   -------
March 31, 1997         $    5,525  $    4,222  $      981      $  .10     $ .10
June 30, 1997               5,986       4,700       1,085         .11       .11
September 30, 1997         10,756       9,117       3,377         .35       .33
December 31, 1997           8,704       6,990       2,054         .21       .20
                       ----------  ----------     -------
                       $   30,971  $   25,029     $ 7,497
                       ==========  ==========     =======

March 31, 1996         $    2,780  $    1,895  $      252      $  .03     $ .03
June 30, 1996               3,267       2,421         383         .04       .04
September 30, 1996          6,368       5,401       1,975         .22       .21
December 31, 1996           5,117       4,064       1,255         .14       .13
                       ----------  ----------     -------
                       $   17,532  $   13,781     $ 3,865
                       ==========  ==========     =======

                                                                     SCHEDULE II

                            ABACUS DIRECT CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS



                                  BALANCE AT   ADDITIONS              BALANCE AT
                                  BEGINNING    CHARGED TO                 END
                                  OF PERIOD    OPERATIONS  WRITE-OFFS  OF PERIOD
                                  ---------    ----------  ----------  ---------
Allowance for Doubtful Accounts
Year Ended:

        December 31, 1995            $122        $ 67        $ (63)      $126
        December 31, 1996            $126        $326        $ (77)      $375
        December 31, 1997            $375        $622        $(210)      $787

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.05    Employment Agreement dated April 25, 1997 between the Company and
         Carlos E. Sala.

10.07    Lease dated December 2, 1997, between Westpike LLC, Garfield Limited
         Liability Company, 520 Cooper Limited Liability Company and Philip M.
         Holstein, as landlord, and the Company for suite 110 at 8700 Turnpike
         Drive, Westminster, CO 80030.

10.08    Sublease dated May 15, 1997, between The Really Useful Company, Inc.
         and the Company for a portion of the 15th floor at One Rockefeller
         Plaza, New York, New York.

23.01    Consent of Price Waterhouse LLP.

27.01    Financial Data Schedule.
