Form 10-Q
period 1998-03-31
ABACUS DIRECT CORP
filed 1998-05-15
CIK 1021080

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28834

                           ABACUS DIRECT CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                           84-1118166
           (State or other jurisdiction of                            (I.R.S. Employer
           incorporation or organization)                           Identification No.)

                  8774 YATES DRIVE,
                WESTMINSTER, COLORADO                                      80030
      (Address of principal executive offices)                           (Zip Code)

                                 (303) 657-2800
              (Registrants telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value: 9,716,771 shares outstanding as of May 8, 1998.

================================================================================

                           ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                                 MARCH 31, 1998

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
     Statements of Operations...............................
     Balance Sheets.........................................
     Statements of Cash Flows...............................
     Notes to Condensed Financial Statements................
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................
PART II.  OTHER INFORMATION
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................
SIGNATURE...................................................
INDEX TO EXHIBIT............................................

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Net revenues................................................  $ 9,082    $5,525
Cost of revenues............................................    1,971     1,303
                                                              -------    ------
  Gross profit..............................................    7,111     4,222
Operating expenses:
  Selling and marketing.....................................    3,026     1,505
  General and administrative................................    1,120       869
  Research and development..................................      442       366
                                                              -------    ------
          Total operating expenses..........................    4,588     2,740
                                                              -------    ------
Income from operations......................................    2,523     1,482
Interest and other income, net..............................      137        63
                                                              -------    ------
Income before income taxes..................................    2,660     1,545
Provision for income taxes..................................      971       564
                                                              -------    ------
          Net income........................................  $ 1,689    $  981
                                                              =======    ======
Net income per common share -- basic........................  $  0.17    $ 0.10
Net income per common share -- diluted......................  $  0.17    $ 0.10
Weighted average number of outstanding common
  shares -- basic...........................................    9,671     9,505
Weighted average number of outstanding common
  shares -- diluted.........................................   10,173     9,970

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $12,073       $10,490
  Accounts receivable (less allowance for doubtful accounts
     of $893 and $787 at March 31, 1998 and December 31,
     1997, respectively)....................................      8,204         8,120
  Prepaid expenses and other assets.........................        365           391
  Income tax receivable.....................................         --            52
  Deferred tax assets.......................................        474           474
                                                                -------       -------
          Total current assets..............................     21,116        19,527
Property and equipment, net.................................      3,283         3,065
                                                                -------       -------
          Total assets......................................    $24,399       $22,592
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   252       $   220
  Accrued expenses and other................................      2,228         3,180
  Income taxes payable......................................        620            --
                                                                -------       -------
          Total current liabilities.........................      3,100         3,400
Long-term obligations under capital lease...................         12            15
Commitments and contingencies...............................         --            --
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000 shares authorized;
     no shares issued and outstanding.......................         --            --
  Common stock, $0.001 par value; 25,000 shares authorized;
     9,701 and 9,638 shares issued and outstanding at March
     31, 1998 and December 31, 1997, respectively...........         10            10
  Additional paid-in capital................................      7,323         6,902
  Retained earnings.........................................     13,954        12,265
                                                                -------       -------
          Total stockholders' equity........................     21,287        19,177
                                                                -------       -------
          Total liabilities and stockholders' equity........    $24,399       $22,592
                                                                =======       =======

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
OPERATING ACTIVITIES
  Net income................................................  $ 1,689     $  981
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      364        240
     Provision for doubtful accounts........................      106         32
Changes in assets and liabilities:
  Accounts receivable.......................................     (190)      (910)
  Prepaid expenses and other assets.........................       26       (223)
  Accounts payable..........................................       32         12
  Accrued expenses..........................................     (952)      (110)
  Income taxes payable......................................      783        386
                                                              -------     ------
          Net cash provided by operating activities.........    1,858        408
INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (582)      (881)
                                                              -------     ------
          Net cash provided by (used in) investing
           activities.......................................     (582)      (881)
FINANCING ACTIVITIES
  Principal payments on long-term debt......................       (3)        (3)
  Issuance (repurchases) of stock...........................      310         --
                                                              -------     ------
          Net cash provided by (used in) financing
           activities.......................................      307         (3)
                                                              -------     ------
Net increase (decrease) in cash.............................    1,583       (476)
Cash and cash equivalents at beginning of period............   10,490      5,924
                                                              -------     ------
Cash and cash equivalents at end of period..................  $12,073     $5,448
                                                              =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid.............................................  $     1     $    1
  Income taxes paid.........................................  $   189     $  178
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Additional paid-in capital -- exercise of non-qualified
     stock options..........................................  $   111     $   --

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     These condensed financial statements are unaudited and have been prepared by Abacus Direct Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions under Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made in the fiscal 1997 financial statements to conform to the 1998 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2. NET INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company adopted SFAS 128 during the fourth quarter of fiscal 1997 and has restated all previously reported per share amounts to conform to the new presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Revenues. Revenues increased 64.4% to $9.1 million for the three months ended March 31, 1998 from $5.5 million for the three months ended March 31, 1997 due primarily to an increase in sales to existing customers, revenues from new customers and, to a lesser extent, revenues from tests associated with developing direct marketing initiatives outside the consumer catalog business of the Company. Revenues from those customers that joined the Abacus Alliance prior to the first quarter of 1997 accounted for 86.9% of total revenues for the three months ended March 31, 1998 while customers joining the Alliance after that period represented 13.1% of revenues.

     Cost of Revenues. Cost of revenues increased 51.2% to $2.0 million for the first three months ended March 31, 1998 from $1.3 million for the first three months ended March 31, 1997, due primarily to increased staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues decreased as a percentage of net revenues to 21.7% for the three months ended March 31, 1998 from 23.6% for the three months ended March 31, 1997, due primarily to the fixed nature of a large portion of software, hardware and systems processing costs which did not increase at the same rate as net revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 101.0% to $3.0 million or 33.3% of net revenues for the three months ended March 31, 1998 from $1.5 million or 27.2% of net revenues for the three months ended March 31, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to developing direct marketing initiatives outside of the consumer catalog business of the Company. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. The Company continued its development of direct marketing initiatives outside the consumer catalog business during the first quarter of 1998. Through the initial stages of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these initiatives.

     General and Administrative. General and administrative expenses increased 28.9% to $1.1 million for the three months ended March 31, 1998 from $869,000 for the three months ended March 31, 1997. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth, higher professional fees and an increase in rent. General and administrative expenses for the three months ended March 31, 1998 decreased to 12.3% of net revenues compared to 15.7% for the three months ended March 31, 1997.

     Research and Development. Research and development expenses increased 21.0% to $442,000 or 4.9% of net revenues for the three months ended March 31, 1998 from $366,000 or 6.6% of net revenues for the three months ended March 31, 1997. The increase in expense resulted from additional staff and development efforts to achieve improvements in service efficiency in addition to the development of new services.

     Operating Profit. Operating profit increased 70.3% for the three months ended March 31, 1998 to $2.5 million or 27.8% of net revenues from $1.5 million or 26.8% of net revenues for the three months ended March 31, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately.

This improvement in operating profit and margin was partially offset by growing investments in the development of direct marketing initiatives outside the consumer catalog business and the increase in sales staff.

     Interest and Other Income, Net. Net interest income for the three months ended March 31, 1998 increased 118.5% to $137,000 from $63,000 for the three months ended March 31, 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

     Income Taxes. The Company's provision for income taxes for the three months ended March 31, 1998 increased to $971,000 from $564,000 for the same period in 1997. For the three months ended March 31, 1998 and 1997, the Company's effective income tax rate was 36.5%.

     Net Income. Net income for the three months ended March 31, 1998 increased 72.2% to $1.7 million or $0.17 per common share (diluted) compared with net income of $981,000 or $0.10 per common share (diluted) for the three months ended March 31, 1997. The increase in net income and net income per common share reflects higher operating and net interest income.

     Seasonality. The Company's business is seasonal in nature. The third and fourth quarters of each year include the peak selling season during which the Company supplies the direct marketing industry with data services in advance of the fall and holiday seasons. In the first and second quarters, orders are fewer and smaller. As a result, cost of operations, sales and marketing, general and administrative, and research and development expenses as a percentage of net revenues are usually higher and operating profit is usually lower during the first half of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled approximately $12.1 million at March 31, 1998. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing.

     Cash provided by operating activities was $1.9 million for the three months ended March 31, 1998 compared to $408,000 for the three months ended March 31, 1997. For the three months ended March 31, 1998, the increase in net cash provided by operating activities was due primarily to higher net income and lower investment in working capital. Cash provided by operating activities for the three months ended March 31, 1997 was attributable to higher net income, which was partially offset by additional investment in working capital, primarily accounts receivable, to support the increase in net revenues as compared to the same period during the previous year.

     Cash used in investing activities was $582,000 for the three months ended March 31, 1998 compared to $881,000 for the three months ended March 31, 1997. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support growth in the Company's revenues. For the remainder of 1998, the Company anticipates making additional investments in its computing infrastructure. Financing activities have consisted primarily of the issuance of common stock and payments made pursuant to a capital lease obligation. During the three months ended March 31, 1998, net cash generated from financing activities of $307,000 was due primarily to proceeds received from the exercise of employee stock options. For the comparable period in 1997, cash used by financing activities of $3,000 resulted from principal payments on a capital lease obligation. The Company believes that its cash flow from operations and cash on hand will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportuni-ties, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services and technologies, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) rapid changes in technology; (v) changes in postal rates and paper prices; (vi) overall economic conditions; and (vii) other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities, which is designed for safety of principal, liquidity and diversification. Such investments are subject to inherent interest rate risk as they mature and are renewed at current market rates. The Company does not presently use derivative financial instruments to adjust its risk profile. The Company is subject to competitive and fluctuating economic conditions of the direct marketing industry as a result of the Company's activities in such industry.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     The following exhibit is hereby filed as part of this Quarterly Report on Form 10-Q.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         27.1            -- Financial Data Schedule (For Electronic Filing Only)

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1998                        ABACUS DIRECT CORPORATION

                                            By:     /s/ CARLOS E. SALA
                                              ----------------------------------
                                                        Carlos E. Sala
                                               Senior Vice President -- Finance
                                                 and Chief Financial Officer

                                INDEX TO EXHIBIT

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         27.1            -- Financial Data Schedule (for electronic filing only)