Form 10-Q
period 1998-06-30
ABACUS DIRECT CORP
filed 1998-08-12
CIK 1021080

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value:
9,719,583 shares outstanding as of August 7, 1998.


================================================================================

                            ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                                  JUNE 30, 1998

                                                                                         PAGE
                                                                                         ----
PART I.      FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Statements of Operations                                               3

                    Balance Sheets                                                         4

                    Statements of Cash Flows                                               5

                    Notes to Condensed Financial Statements                                6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                             7

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                     11


PART II.     OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                                      12

         ITEM 5.    OTHER INFORMATION                                                     12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                      13


SIGNATURE                                                                                 14

INDEX TO EXHIBITS                                                                         15

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS


                            ABACUS DIRECT CORPORATION

                      STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             ----------------------------      ----------------------------
                                                 1998             1997             1998             1997
                                             -----------      -----------      -----------      -----------
Net revenues                                 $     9,367      $     5,986      $    18,449      $    11,511
Cost of revenues                                   2,256            1,285            4,227            2,589
                                             -----------      -----------      -----------      -----------
   Gross profit                                    7,111            4,701           14,222            8,922
Operating expenses:
   Selling and marketing                           2,911            1,859            5,936            3,365
   General and administrative                      1,123              846            2,244            1,715
   Research and development                          409              346              851              711
                                             -----------      -----------      -----------      -----------
     Total operating expenses                      4,443            3,051            9,031            5,791
                                             -----------      -----------      -----------      -----------
Income from operations                             2,668            1,650            5,191            3,131
Interest and other income, net                       168               58              305              121
                                             -----------      -----------      -----------      -----------
Income before income taxes                         2,836            1,708            5,496            3,252
Provision for income taxes                         1,035              623            2,006            1,187
                                             ===========      ===========      ===========      ===========
     Net income                              $     1,801      $     1,085      $     3,490      $     2,065
                                             ===========      ===========      ===========      ===========

Net income per common share -- basic         $      0.19      $      0.11      $      0.36      $      0.22
Net income per common share -- diluted       $      0.18      $      0.11      $      0.34      $      0.21

Weighted average number of outstanding
     common shares -- basic                        9,712            9,531            9,692            9,518
Weighted average number of outstanding
     common shares -- diluted                     10,236            9,984           10,202            9,992


            See accompanying Notes to Condensed Financial Statements

                            ABACUS DIRECT CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      JUNE 30,     DECEMBER 31,
                                                                        1998           1997
                                                                    ------------   ------------
                                                                    (UNAUDITED)
                           ASSETS
Current assets:
   Cash and cash equivalents                                        $     13,496   $     10,490
   Accounts receivable (less allowance for doubtful accounts
     of $558 and $787 at June 30, 1998 and December 31, 1997,
     respectively)                                                         8,702          8,120
   Prepaid expenses and other assets                                         409            391
   Income tax receivable                                                    --               52
   Deferred tax assets                                                       474            474
                                                                    ------------   ------------
     Total current assets                                                 23,081         19,527
Property and equipment, net                                                3,708          3,065
                                                                    ============   ============
     Total assets                                                   $     26,789   $     22,592
                                                                    ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $        238   $        220
   Accrued expenses and other                                              2,699          3,180
   Income taxes payable                                                      277           --
                                                                    ------------   ------------
     Total current liabilities                                             3,214          3,400
Long-term obligations under capital lease                                      8             15
Commitments and contingencies                                               --             --
Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000 shares authorized;
     no shares issued and outstanding                                       --             --
   Common stock, $0.001 par value; 25,000 shares authorized;
     9,719 and 9,638 shares issued and outstanding at June 30,
     1998 and December 31, 1997, respectively                                 10             10
   Additional paid-in capital                                              7,801          6,902
   Retained earnings                                                      15,756         12,265
                                                                    ------------   ------------
     Total stockholders' equity                                           23,567         19,177
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $     26,789   $     22,592
                                                                    ============   ============


            See accompanying Notes to Condensed Financial Statements

                            ABACUS DIRECT CORPORATION

                      STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ------------------------
                                                                              1998          1997
                                                                           ----------    ----------
OPERATING ACTIVITIES
   Net income                                                              $    3,490    $    2,065
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              730           480
       Loss on sale of equipment                                                    1             3
Changes in assets and liabilities:
   Accounts receivable, net                                                      (582)       (1,970)
   Prepaid expenses and other assets                                              (18)         (212)
   Accounts payable                                                                18            54
   Accrued expenses                                                              (481)         (112)
   Income taxes payable                                                           720           (20)
                                                                           ----------    ----------
       Net cash provided by operating activities                                3,878           288

INVESTING ACTIVITIES
   Purchases of property and equipment                                         (1,373)       (1,349)
   Proceeds from sales of equipment                                              --               3
                                                                           ----------    ----------
       Net cash provided by (used in) investing activities                     (1,373)       (1,346)

FINANCING ACTIVITIES
   Principal payments on long-term debt                                            (7)           (7)
   Issuance (repurchases) of stock                                                508            51
                                                                           ----------    ----------
       Net cash provided by (used in) financing activities                        501            44
                                                                           ----------    ----------
Net increase (decrease) in cash                                                 3,006        (1,014)
Cash and cash equivalents at beginning of period                               10,490         5,924
                                                                           ==========    ==========
Cash and cash equivalents at end of period                                 $   13,496    $    4,910
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                           $        1    $        2
   Income taxes paid                                                       $    1,409    $    1,207

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Additional paid-in capital-- exercise of non-qualified stock options    $      391    $      335


            See accompanying Notes to Condensed Financial Statements

                            ABACUS DIRECT CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL INFORMATION.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenues. Revenues increased 56.5% to $9.4 million for the three months ended June 30, 1998 from $6.0 million for the three months ended June 30, 1997 due primarily to an increase in sales to existing customers, revenues from new customers and revenues from tests associated with developing direct marketing initiatives outside the consumer catalog industry. Revenues from existing customers, those customers that joined the Abacus Alliance prior to the second quarter of 1997, accounted for 87.8% of total revenues for the three months ended June 30, 1998 while customers joining the Alliance after that period represented 12.2% of revenues.

         Cost of Revenues. Cost of revenues increased 75.5% to $2.3 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997 due primarily to an increase in staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 24.1% for the three months ended June 30, 1998 from 21.5% for the three months ended June 30, 1997, due primarily to an increase in staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 56.5% to $2.9 million or 31.1% of net revenues for the three months ended June 30, 1998 from $1.9 million or 31.1% of net revenues for the three months ended June 30, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to developing new direct marketing initiatives outside of the consumer catalog industry. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. The Company continued its development of direct marketing initiatives outside the consumer catalog industry during the second quarter of 1998. Through the initial stages of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these initiatives.

         General and Administrative. General and administrative expenses increased 32.8% to $1.1 million for the three months ended June 30, 1998 from $846,000 for the three months ended June 30, 1997. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth, higher professional fees and an increase in rent. General and administrative expenses for the three months ended June 30, 1998 decreased to 12.0% of net revenues compared to 14.1% for the three months ended June 30, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

         Research and Development. Research and development expenses increased 18.3% to $409,000 or 4.4% of net revenues for the three months ended June 30, 1998 from $346,000 or 5.8% of net revenues for the three months ended June 30, 1997. The increase in expense resulted from additional staff and development efforts to achieve performance improvements in service efficiency in addition to the development of new services.

         Operating Profit. Operating profit increased 61.7% for the three months ended June 30, 1998 to $2.7 million or 28.5% of net revenues from $1.6 million or 27.6% of net revenues for the three months ended June 30, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by growing investments in the development of direct marketing initiatives outside the consumer catalog industry and the increase in sales staff.

         Interest and Other Income, Net. Net interest income for the three months ended June 30, 1998 increased 187.8% to $168,000 from $58,000 for the three months ended June 30, 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the three months ended June 30, 1998 increased to $1.0 million from $623,000 for the same period in 1997. For the three months ended June 30, 1998 and 1997, the Company's effective income tax rate was 36.5%.

         Net Income. Net income for the three months ended June 30, 1998 increased 66.0% to $1.8 million or $0.18 per common share (diluted) compared with net income of $1.1 million or $0.11 per common share (diluted) for the three months ended June 30, 1997. The increase in net income and net income per common share reflects higher operating and net interest income.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues. Revenues increased 60.3% to $18.4 million for the six months ended June 30, 1998 from $11.5 million for the six months ended June 30, 1997 due primarily to an increase in sales to existing customers, revenues from new customers and revenues from tests associated with developing direct marketing initiatives outside the consumer catalog industry.

         Cost of Revenues. Cost of revenues increased 63.3% to $4.2 million for the first six months ended June 30, 1998 from $2.6 million for the first six months ended June 30, 1997, due primarily to an increase in staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 22.9% for the six months ended June 30, 1998 from 22.5% for the six months ended June 30, 1997, due primarily to an increase in staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 76.4% to $5.9 million or 32.2% of net revenues for the six months ended June 30, 1998 from $3.4 million or 29.2% of net revenues for the six months ended June 30, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to developing new direct marketing initiatives outside of the consumer catalog industry. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. The Company continued its development of direct marketing initiatives outside the consumer catalog industry during the second quarter of 1998. Through the initial stages of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these initiatives.

         General and Administrative. General and administrative expenses increased 30.8% to $2.2 million for the six months ended June 30, 1998 from $1.7 million for the six months ended June 30, 1997.

The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth, higher professional fees and an increase in rent. General and administrative expenses for the six months ended June 30, 1998 decreased to 12.2% of net revenues compared to 14.9% for the six months ended June 30, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

         Research and Development. Research and development expenses increased 19.7% to $851,000 or 4.6% of net revenues for the six months ended June 30, 1998 from $711,000 or 6.2% of net revenues for the six months ended June 30, 1997. The increase in expense resulted from additional staff and development efforts to achieve performance improvements in service efficiency in addition to the development of new services.

         Operating Profit. Operating profit increased 65.8% for the six months ended June 30, 1998 to $5.2 million or 28.1% of net revenues from $3.1 million or 27.2% of net revenues for the six months ended June 30, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by growing investments in the development of direct marketing initiatives outside the consumer catalog industry and the increase in sales staff.

         Interest and Other Income, Net. Net interest income for the six months ended June 30, 1998 increased 151.9% to $305,000 from $121,000 for the six months ended June 30, 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the six months ended June 30, 1998 increased to $2.0 million from $1.2 million for the same period in 1997. For the six months ended June 30, 1998 and 1997, the Company's effective income tax rate was 36.5%.

         Net Income. Net income for the six months ended June 30, 1998 increased 69.0% to $3.5 million or $0.34 per common share (diluted) compared with net income of $2.1 million or $0.21 per common share (diluted) for the six months ended June 30, 1997. The increase in net income and net income per common share reflects higher operating and net interest income.


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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled approximately $13.5 million at June 30, 1998. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing.

         Cash provided by operating activities was $3.9 million for the six months ended June 30, 1998 compared to $288,000 for the six months ended
June 30, 1997. For the six months ended June 30, 1998, the increase in net cash provided by operating activities was due primarily to higher net income and lower investment in working capital. Cash provided by operating activities for the six months ended June 30, 1997 was attributable to higher net income, which was partially offset by additional investment in working capital, primarily accounts receivable, to support the increase in net revenues as compared to the same period during the previous year.

         Cash used in investing activities was $1.4 million for the six months ended June 30, 1998 compared to $1.3 million for the six months ended June 30, 1997. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support growth in the Company's revenues. For the remainder of 1998, the Company anticipates making additional investments in its computing infrastructure. Financing activities have consisted primarily of the issuance of common stock and payments made pursuant to a capital lease obligation. During the six months ended June 30, 1998, net cash generated from financing activities was $501,000 compared to $44,000 for the six months ended June 30, 1997 due primarily to higher proceeds received from the exercise of employee stock options that were partially offset by principal payments on a capital lease obligation. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs for the foreseeable future.


YEAR 2000 ISSUE

         For many years, computer systems and applications were often programmed to assume that the century portion of a date was "19" to conserve the use of storage and memory. This assumption resulted in the use of two-digits (rather than four) to define an applicable year. Accordingly, computer systems that rely on two-digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities.

         The Company is currently in the process of assessing its Year 2000 readiness. This assessment includes a review of the Company's internal information technology systems, non-information technology systems and the systems of third parties upon which the Company's systems may rely. Preliminarily, it appears that the Company will be required to modify or replace its proprietary software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and, in certain instances, conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

         The Company is in the process of initiating formal communications with all of its significant suppliers and members of the Abacus Alliance to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Presently, the Company is reviewing the transactional files contributed by the Abacus Alliance members to determine if those files contain date-sensitive data which may require modification or conversion to recognize the correct century prior to loading to the Abacus Alliance database. Similarly, demographic information that is obtained from a third party and used to enhance the transactional data on the Abacus Alliance database may also require conversion or modification to be Year 2000 compliant. To the extent that the systems of third parties or other companies on which the Company's systems rely are not timely converted or if such conversion is incompatible with the Company's systems, the Company's operations may be adversely affected.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. At this time, the Company estimates that it will complete its Year 2000 remediation efforts in 1999. Although the total cost of the Year 2000 project has not yet been finalized, the Company believes that such costs are not expected to have a material effect on its results of operations or financial condition.


FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services and technologies, the Year 2000 Issue, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) rapid changes in technology; (v) the seasonality and cyclical nature of the direct marketing industry; (vi) changes in postal rates and paper prices; (vii) the nature and amount of the Company's revenues and expenses; and (viii) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.


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

                                     PART II

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on June 5, 1998. Of the 9,700,803 shares of common stock entitled to vote at the meeting, 8,582,453 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 88.5% of the Company's outstanding shares of common stock.

         At the meeting, the Company's stockholders approved: (i) the election of M. Anthony White, Daniel C. Snyder, Frank Kenny and Anthony H. Lee ("Proposal 1"); (ii) an amendment to the Company's Amended and Restated 1996 Stock Incentive Plan to increase by 375,000 the number of shares authorized for issuance thereunder ("Proposal 2"); and (iii) the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 ("Proposal 3"). Proposals 1, 2 and 3 were approved by the Company's stockholders as follows:

                                                     VOTES
                                                   AGAINST OR       VOTES         BROKER
                                  VOTES FOR         WITHHELD      ABSTAINING     NON-VOTES
                                  ---------        ----------     ----------     ---------
PROPOSAL 1
   A. Anthony White               8,511,004          71,449             --            --
   Daniel C. Snyder               8,511,004          71,449             --            --
   Frank Kenny                    8,539,471          42,982             --            --
   Anthony H. Lee                 8,539,471          42,982             --            --

PROPOSAL 2                        7,818,249         712,795         39,865        11,544

PROPOSAL 3                        8,526,208          55,285            960            --


ITEM 5.      OTHER INFORMATION.

PROPERTIES

         The Company has entered into a lease agreement (the "El Dorado Ridge Lease"), dated May 22, 1998, with Western States Ventures, LLC (the "Landlord"), for approximately 75,000 square feet of office space in Broomfield, Colorado. This facility will be used to consolidate the two leased facilities in Westminster, Colorado, in which the Company's executive offices and principal operations are located, whose leases expire during 1999. The El Dorado Ridge Lease commences on April 1, 1999 and has a term of 7 years that is renewable for two consecutive five year terms. The lease provides for annual payments as follows:

                                               LEASE
                        FISCAL YEAR           PAYMENTS
                        -----------         -----------

                        1999                $   676,813
                        2000                  1,160,250
                        2001                  1,160,250
                        2002                  1,181,500
                        2003                  1,241,250
                        Thereafter            2,792,813
                                            ===========
                                             $8,212,876
                                            ===========

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The following exhibit is hereby filed as part of this Quarterly Report on Form 10-Q.

                EXHIBIT
                NUMBER                    DESCRIPTION OF DOCUMENT
                ------                    -----------------------

                 10.01    --   Lease dated May 22, 1998, between Western States
                               Ventures, LLC, as Landlord, and the Company

                 27.01    --   Financial Data Schedule (for electronic filing only)

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August 12, 1998            ABACUS DIRECT CORPORATION


                                      By:      /s/ CARLOS E. SALA
                                           ------------------------------
                                                   Carlos E. Sala
                                           Senior Vice President- Finance
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS


                EXHIBIT
                NUMBER                    DESCRIPTION OF DOCUMENT
                ------                    -----------------------

                 10.01    --   Lease dated May 22, 1998, between Western States
                               Ventures, LLC, as Landlord, and the Company

                 27.01    --   Financial Data Schedule (for electronic filing only)