Form 10-Q
period 1998-09-30
ABACUS DIRECT CORP
filed 1998-11-16
CIK 1021080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                         COMMISSION FILE NUMBER 0-28834

                             ---------------------

                           ABACUS DIRECT CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1118166
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              8774 YATES DRIVE,                                    80030
            WESTMINSTER, COLORADO                               (Zip Code)
  (Address of principal executive offices)

                                 (303) 657-2800
              (Registrants telephone number, including area code)

                             ---------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value: 9,807,415 shares outstanding as of November 10, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 1998

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS
         Statements of Operations....................................    3
         Balance Sheets..............................................    4
         Statements of Cash Flows....................................    5
         Notes to Condensed Financial Statements.....................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................    7
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.................................................   12

                        PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION...........................................   13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   15
SIGNATURE............................................................   16
INDEX TO EXHIBITS....................................................   17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1998       1997      1998      1997
                                                         --------   --------   -------   -------
Net revenues...........................................  $16,008    $10,756    $34,458   $22,267
Cost of revenues.......................................    2,374      1,639      6,602     4,228
                                                         -------    -------    -------   -------
  Gross profit.........................................   13,634      9,117     27,856    18,039
Operating expenses:
  Selling and marketing................................    3,489      2,395      9,425     5,759
  General and administrative...........................    1,283      1,047      3,527     2,763
  Research and development.............................      400        329      1,251     1,040
  Facility relocation and other........................      360        102        360       102
                                                         -------    -------    -------   -------
          Total operating expenses.....................    5,532      3,873     14,563     9,664
                                                         -------    -------    -------   -------
Income from operations.................................    8,102      5,244     13,293     8,375
Interest and other income, net.........................      191         74        496       195
                                                         -------    -------    -------   -------
Income before income taxes.............................    8,293      5,318     13,789     8,570
Provision for income taxes.............................    3,303      1,941      5,309     3,128
                                                         -------    -------    -------   -------
          Net income...................................  $ 4,990    $ 3,377    $ 8,480   $ 5,442
                                                         =======    =======    =======   =======
Net income per common share -- basic...................  $  0.51    $  0.35    $  0.87   $  0.57
Net income per common share -- diluted.................  $  0.49    $  0.34    $  0.83   $  0.54
Weighted average number of outstanding common shares --
  basic................................................    9,721      9,569      9,702     9,535
Weighted average number of outstanding common shares --
  diluted..............................................   10,202     10,043     10,195    10,003

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................     $17,213        $10,490
  Accounts receivable (less allowance for doubtful accounts
     of $1,053 and $787 at September 30, 1998 and December
     31, 1997, respectively)................................      14,065          8,120
  Prepaid expenses and other assets.........................         437            391
  Income tax receivable.....................................          --             52
  Deferred tax assets.......................................         474            474
                                                                 -------        -------
          Total current assets..............................      32,189         19,527
Property and equipment, net.................................       4,234          3,065
                                                                 -------        -------
          Total assets......................................     $36,423        $22,592
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   271        $   220
  Accrued expenses..........................................       3,739          3,166
  Obligations under capital leases..........................         323             14
  Income taxes payable......................................       2,656             --
                                                                 -------        -------
          Total current liabilities.........................       6,989          3,400
Obligations under capital leases, net of current portion....         694             15
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000 shares authorized;
     no shares issued and outstanding.......................          --             --
  Common stock, $0.001 par value; 25,000 shares authorized;
     9,724 and 9,638 shares issued and outstanding at
     September 30, 1998 and December 31, 1997,
     respectively...........................................          10             10
  Additional paid-in capital................................       7,984          6,902
  Retained earnings.........................................      20,746         12,265
                                                                 -------        -------
          Total stockholders' equity........................      28,740         19,177
                                                                 -------        -------
          Total liabilities and stockholders' equity........     $36,423        $22,592
                                                                 =======        =======

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Operating Activities
  Net income................................................  $ 8,480    $ 5,442
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,157        820
     Loss on disposal of equipment..........................        1          1
     Facility relocation and other..........................      183         --
Changes in assets and liabilities:
  Accounts receivable, net..................................   (5,945)    (5,934)
  Prepaid expenses and other assets.........................      (46)      (140)
  Accounts payable..........................................       51        208
  Accrued expenses..........................................      573        833
  Income taxes payable......................................    3,150      1,295
                                                              -------    -------
          Net cash provided by operating activities.........    7,604      2,525
Investing Activities
  Purchases of property and equipment.......................   (1,510)    (2,084)
  Proceeds from sales of equipment..........................       --         10
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................   (1,510)    (2,074)
Financing Activities
  Principal payments on capital leases......................      (10)       (11)
  Issuance (repurchases) of stock...........................      639        451
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................      629        440
                                                              -------    -------
Net increase (decrease) in cash.............................    6,723        891
Cash and cash equivalents at beginning of period............   10,490      5,924
                                                              -------    -------
Cash and cash equivalents at end of period..................  $17,213    $ 6,815
                                                              =======    =======
Supplemental Disclosure of Cash Flow Information
  Interest paid.............................................  $     2    $     1
  Income taxes paid.........................................  $ 2,264    $ 1,478
Supplemental Schedule of Non-Cash Investing Activities
  Purchase of equipment under capital lease.................  $ 1,000         --

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net Revenues. Net revenues increased 48.8% to $16.0 million for the three months ended September 30, 1998 from $10.8 million for the three months ended September 30, 1997 due primarily to an increase in sales to existing customers, revenues from new customers and revenues from tests associated with developing direct marketing initiatives outside the consumer catalog industry.

     Cost of Revenues. Cost of revenues increased 44.9% to $2.4 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997 due primarily to increases in staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues decreased as a percentage of net revenues to 14.8% for the three months ended September 30, 1998 from 15.2% for the three months ended September 30, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 45.7% to $3.5 million or 21.8% of net revenues for the three months ended September 30, 1998 from $2.4 million or 22.3% of net revenues for the three months ended September 30, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to developing new direct marketing initiatives outside of the consumer catalog industry. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. The Company continued its development of direct marketing initiatives outside the consumer catalog industry during the third quarter of 1998. Through the initial stages of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these initiatives.

     General and Administrative. General and administrative expenses increased 22.5% to $1.3 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997. The increase in general and administrative expenses resulted primarily from increases in performance bonuses, rent, professional fees and an increase in staff to support overall Company growth. General and administrative expenses for the three months ended September 30, 1998 decreased to 8.0% of net revenues compared to 9.7% for the three months ended September 30, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

     Research and Development. Research and development expenses increased 21.5% to $400,000 or 2.5% of net revenues for the three months ended September 30, 1998 from $329,000 or 3.1% of net revenues for the three months ended September 30, 1997. The increase in expense resulted from additional staff and development efforts to achieve performance improvements in service efficiency in addition to the development of new services.

     Facility Relocation and Other. During the third quarter of 1998, the Company recorded a non-recurring charge of $360,000 for expenses related to its planned move to a new headquarters facility. The move will consolidate two leased facilities in Westminster, Colorado, where the Company's executive offices and principal operations are currently located, into approximately 75,000 square feet of office space in Broomfield, Colorado in April 1999. Included in the non-recurring charge is $183,000 for the impairment of fixed assets (primarily office furniture, fixtures and equipment) that will not be relocated to the Company's new headquarters building. The remaining amount represents noncancelable lease payments for its primary Westminster facility from the anticipated relocation date through the expiration of the lease in September 1999. The charge of $102,000 during the three months ended September 30, 1997 resulted from the early termination of a consulting agreement with the Company's previous Chief Financial Officer.

     Operating Profit. Operating profit increased 54.5% for the three months ended September 30, 1998 to $8.1 million or 50.6% of net revenues from $5.2 million or 48.8% of net revenues for the three months ended September 30, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by growing investments in the development of direct marketing initiatives outside the consumer catalog industry and the increase in sales staff. Typically, revenue is much higher during the third quarter of each year which results from a seasonal revenue pattern inherent in the business of the Company. Accordingly, the margins achieved during the third quarter are not indicative of the operating margin expected for the fourth quarter and year ended December 31, 1998.

     Interest and Other Income, Net. Net interest income for the three months ended September 30, 1998 increased 158.5% to $191,000 from $74,000 for the three months ended September 30, 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

     Income Taxes. The Company's provision for income taxes for the three months ended September 30, 1998 increased to $3.3 million from $1.9 million for the same period in 1997. The increase reflects a higher average tax rate due primarily to higher pre-tax income and the expiration of a business research expenditure credit available to the Company through June 30, 1998. For the three months ended September 30, 1998, the Company's effective tax rate increased to 38.5% from an annual rate of 36.5% that was in effect during the same period in 1997.

     Net Income. Net income for the three months ended September 30, 1998 increased 47.8% to $5.0 million or $0.49 per common share (diluted) compared with net income of $3.4 million or $0.34 per common share (diluted) for the three months ended September 30, 1997. The increase in net income and net income per common share reflects higher operating and net interest income.

  Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net Revenues. Net revenues increased 54.7% to $34.5 million for the nine months ended September 30, 1998 from $22.3 million for the nine months ended September 30, 1997 due primarily to an increase in sales to existing customers, revenues from new customers and revenues from tests associated with developing direct marketing initiatives outside the consumer catalog industry.

     Cost of Revenues. Cost of revenues increased 56.1% to $6.6 million for the first nine months ended September 30, 1998 from $4.2 million for the first nine months ended September 30, 1997, due primarily to increases in staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 19.2% for the nine months ended September 30, 1998 from 19.0% for the nine months ended September 30, 1997, due primarily to an increase in staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 63.6% to $9.4 million or 27.4% of net revenues for the nine months ended September 30, 1998 from $5.8 million or 25.9% of net revenues for the nine months ended September 30, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to developing new direct marketing initiatives outside of the consumer catalog industry. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. The Company continued its development of direct marketing initiatives outside the consumer catalog industry during the third quarter of 1998. Through the initial stages of development, the Company has incurred, and expects to continue to incur, costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these initiatives.

     General and Administrative. General and administrative expenses increased 27.7% to $3.5 million for the nine months ended September 30, 1998 from $2.8 million for the nine months ended September 30, 1997. The increase in general and administrative expenses resulted primarily from increases in performance bonuses, rent, professional fees and an increase in staff to support overall Company growth. General and administrative expenses for the nine months ended September 30, 1998 decreased to 10.2% of net revenues compared to 12.4% for the nine months ended September 30, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

     Facility Relocation and Other. During the third quarter of 1998, the Company recorded a non-recurring charge of $360,000 for expenses related to its planned move to a new headquarters facility. The move will consolidate two leased facilities in Westminster, Colorado, where the Company's executive offices and principal operations are currently located, into approximately 75,000 square feet of office space in Broomfield, Colorado in April 1999. Included in the non-recurring charge is $183,000 for the impairment of fixed assets (primarily office furniture, fixtures and equipment) that will not be relocated to the Company's new headquarters building. The remaining amount represents noncancelable lease payments for its primary Westminster facility from the anticipated relocation date through the expiration of the lease in September 1999. The charge of $102,000 during the nine months ended September 30, 1997 resulted from the early termination of a consulting agreement with the Company's previous Chief Financial Officer.

     Research and Development. Research and development expenses increased 20.3% to $1.3 million or 3.6% of net revenues for the nine months ended September 30, 1998 from $1.0 million or 4.7% of net revenues for the nine months ended September 30, 1997. The increase in expense resulted from additional staff and development efforts to achieve performance improvements in service efficiency in addition to the development of new services.

     Operating Profit. Operating profit increased 58.7% for the nine months ended September 30, 1998 to $13.3 million or 38.6% of net revenues from $8.4 million or 37.6% of net revenues for the nine months ended September 30, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by growing investments in the development of direct marketing initiatives outside the consumer catalog industry and the increase in sales staff.

     Interest and Other Income, Net. Net interest income for the nine months ended September 30, 1998 increased 154.4% to $496,000 from $195,000 for the nine months ended September 30, 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

     Income Taxes. The Company's provision for income taxes for the nine months ended September 30, 1998 increased to $5.3 million from $3.1 million for the same period in 1997. The increase reflects a higher average tax rate due primarily to higher pre-tax income and the expiration of a business research expenditure credit available to the Company through June 30, 1998. For the nine months ended September 30, 1998, the Company's effective income tax rate increased to 38.5% from an annual rate of 36.5% that was in effect during the same period in 1997.

     Net Income. Net income for the nine months ended September 30, 1998 increased 55.8% to $8.5 million or $0.83 per common share (diluted) compared with net income of $5.4 million or $0.54 per common share (diluted) for the nine months ended September 30, 1997. The increase in net income and net income per common share reflects higher operating and net interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities for the nine months ended September 30, 1998 was $7.6 million compared to $2.5 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the increase in operating cash flow was due primarily to higher net income, which was partially offset by additional investment in working capital (primarily accounts receivable) to support the increase in net revenues as compared to the same period during the previous year. As of September 30, 1998, net working capital increased by $9.1 million to $25.2 million as of September 30, 1998 compared to $16.1 million as of December 31, 1997.

     Cash used in investing activities was $1.5 million for the nine months ended September 30, 1998 compared to $2.1 million for the nine months ended September 30, 1997. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support revenue growth. For the remainder of 1998, the Company anticipates making additional investments in its computing infrastructure. As a result of the Company's planned relocation to a new headquarters facility in Broomfield, Colorado in April 1999, the Company anticipates that it will spend approximately $2.2 million for office furniture, leasehold improvements and other relocation expenses. Funding for these expenditures will come from existing cash reserves, operating cash flow and lease financing. On September 2, 1998, the Company entered into an equipment lease agreement providing for the lease of $1.0 million in computer equipment at $31,530 per month for a period of 36 months. The obligations of the Company under such agreement are secured by the leased equipment and the lease is accounted for as a capital lease. As part of its recently announced plans for a joint venture with VNU, the Company plans to invest approximately $2.0 million to develop the operations of the joint venture during the next twelve months.

     During the nine months ended September 30, 1998, net cash generated from financing activities was $629,000 compared to $440,000 for the nine months ended September 30, 1997 due primarily to proceeds received from the exercise of employee stock options that were partially offset by principal payments on an existing capital lease obligation.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled approximately $17.2 million at September 30, 1998. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs for the foreseeable future.

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

     The Company is in the process of communicating with all of its significant suppliers and members of the Abacus Alliance to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Presently, the Company is reviewing the transactional files contributed by the Abacus Alliance members to determine if those files contain date-sensitive data which may require modification or conversion to recognize the correct century prior to loading to the Abacus Alliance database. Similarly, demographic information that is obtained from a third party and used to enhance the transactional data on the Abacus Alliance database may also require conversion or modification to be Year 2000 compliant. To the extent that the systems of third parties or other companies on which the Company's systems rely are not timely converted or if such conversion is incompatible with the Company's systems, the Company's operations may be adversely affected.

     The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. The Company plans to complete the Year 2000 project in 1999. The total remaining cost of the Year 2000 project is estimated at $400,000 to $600,000 and is being funded through operating cash flow and is not expected to have a material effect on the results of operations or financial condition of the Company. Through the third quarter of 1998, the Company has incurred and expensed approximately $150,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The Company has not yet developed any contingency plans in the event its Year 2000 remediation efforts are unsuccessful, but plans to do so in 1999. While the Company has not identified a reasonably likely worst case scenario in the event it doesn't become Year 2000 compliant, the Company continues to evaluate the Year 2000 Issue and is attempting to address any Year 2000 deficiencies.

     The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services and technologies, resolution of the Year 2000 Issue, the VNU joint venture, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) changes in technology; (v) the seasonality and cyclical nature of the direct marketing industry; (vi) changes in postal rates and paper prices;
(vii) the nature and amount of the Company's revenues and expenses; and (viii) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

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

                                    PART II

ITEM 5. OTHER INFORMATION.

OFFICER AND DIRECTOR ADDITIONS

     The Board of Directors of the Company has appointed Robert L. North as a Director. Since 1987, Mr. North has served as President and Chief Executive Officer of HNC Software, Inc., a publicly traded software development company.

     The Company has entered into an employment agreement (the "Employment Agreement"), dated November 2, 1998, with Christopher M. Dice, pursuant to which he will serve as President and Chief Operating Officer of the Company. Mr. Dice was hired to fill the vacancy created by Daniel C. Snyder, who has assumed the position as President of Emerging Markets and Chairman of ABACUS Direct Europe.

     The Employment Agreement has an initial term of one year and provides for automatic renewal for up to three additional one year periods, unless the Company or Mr. Dice elects to terminate the Employment Agreement by written notice. The Employment Agreement provides for an initial annual base salary of $225,000, with future increases based on increases in the consumer price index or by such higher amount as determined by the Company's Board of Directors. The Employment Agreement also provides that Mr. Dice may be granted a bonus of up to fifty percent (50%) of Mr. Dice's base salary based on the Company's financial performance, and any additional bonus the Company's Board of Directors may deem appropriate. In addition, the Employment Agreement provides for the grant of stock options to purchase 125,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant, which become exercisable in four equal annual installments commencing the first anniversary of the date of grant.

     The Company may terminate the Employment Agreement for disability or with or without cause. Mr. Dice may terminate his Employment Agreement in the event of (i) a material breach of the agreement by the Company, (ii) Mr. Dice's removal from his current position without cause, or (iii) "a change in control" of the Company. In the event the Company terminates Mr. Dice's employment for a reason other than disability or cause, or if Mr. Dice terminates his employment as set forth above, or if the Employment Agreement is not renewed, Mr. Dice will be entitled to receive a payment equal to his annual base salary then in effect and the bonus amount Mr. Dice would have been eligible for on the date of the termination. Under the Employment Agreement, "change in control" of the Company means (i) the acquisition by any person of beneficial ownership of forty percent (40%) or more of the voting stock of the Company or (ii) the approval by the Board of Directors of a sale of all or substantially all of the assets of the Company unless Mr. Dice is a member of the Board of Directors who affirmatively votes in favor of such sale transaction resulting in the "change of control."

     In connection with the appointment of Messrs. North and Dice, the Company entered into its standard form of agreement for its officers and directors providing for indemnification for liability for acts and omissions as directors and officers of the Company.

JOINT VENTURE AND STRATEGIC ALLIANCE

     The Company anticipates signing a definitive agreement with VNU Business Information Europe B.V. ("VNU"), a Dutch publishing and business information company, providing for the creation of a joint venture in which the Company will have a 50% ownership interest. The joint venture, ABACUS Direct Europe, is being formed to create an alliance similar to the ABACUS Alliance, which will provide services similar to those of the Company to the European Community. ABACUS and VNU will contribute approximately $2.0 million in debt and equity during the next 12 months as well as certain services, information and licenses.

     On October 6, the Company formed a strategic alliance with Catalog City, Inc. ("Catalog City"), an on-line portal offering on-line shopping services to catalog shoppers, to jointly promote each others services and share certain accrued e-commerce data. In connection with the formation of the strategic alliance, the Company was granted rights to acquire certain stock of Catalog City, and M. Anthony White, Chairman of the Board and Chief Executive Officer of the Company, or another executive officer of the Company designated by Mr. White, has agreed to serve on the Board of Directors of Catalog City.

EQUIPMENT LEASE

     On September 2, 1998, the Company entered into an equipment lease agreement with COMDISCO, Inc. providing for the lease of $1.0 million in computer equipment at $31,530 per month for a period of 36 months. The obligations of the Company under such agreement are secured by the leased equipment and the lease is accounted for as a capital lease.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following exhibit is hereby filed as part of this Quarterly Report on Form 10-Q.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         10.01           -- Master Lease dated September 2, 1998, between COMDISCO,
                            Inc. as Lessor, and the Company.
         10.02           -- Employment Agreement dated November 2, 1998 between the
                            Company and Christopher M. Dice.
         10.03           -- Form of Indemnification Agreement entered into between
                            the Company and each of its officers and directors.
                            Incorporated by reference to Exhibit 3.01 to the
                            Registration Statement on Form SB-2 filed by the Company
                            on August 7, 1996 (Registration No. 333-5380).
         27.01           -- Financial Data Schedule (for electronic filing only).

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

                                            ABACUS DIRECT CORPORATION

                                            By:     /s/ CARLOS E. SALA
                                              ----------------------------------
                                                        Carlos E. Sala
                                               Senior Vice President -- Finance
                                                 and Chief Financial Officer

                                                   (Principal Financial and
                                                           Accounting
                                                 Officer and duly authorized
                                                            officer)

Dated: November 16, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         10.01           -- Master Lease dated September 2, 1998, between COMDISCO,
                            Inc. as Lessor, and the Company.
         10.02           -- Employment Agreement dated November 2, 1998 between the
                            Company and Christopher M. Dice.
         10.03           -- Form of Indemnification Agreement entered into between
                            the Company and each of its officers and directors.
                            Incorporated by reference to Exhibit 3.01 to the
                            Registration Statement on Form SB-2 filed by the Company
                            on August 7, 1996 (Registration No. 333-5380).
         27.01           -- Financial Data Schedule (for electronic filing only).