Form 10-K
period 1998-12-31
ABACUS DIRECT CORP
filed 1999-03-31
CIK 1021080

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                        ----------------------------

                                  FORM 10-K

        (MARK ONE)
         |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 is $648,041,156 (based on the close bid price of $68.875 per share as reported for the Nasdaq National Market Issues).

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 5, 1999 was 9,875,946.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

         Exhibits to the following documents are incorporated by reference in
Part IV: (i) Annual Report on Form 10-KSB of the registrant for the fiscal year ended December 31, 1996; (ii) portions of the registrant's Registration Statement which includes the Prospectus, dated September 26, 1996; and (iii) Quarterly Reports on Form 10-Q of the Company for the quarterly periods ended June 30, 1998 and September 30, 1998.

================================================================================

                                     PART I

ITEM 1.      BUSINESS.

         Abacus Direct Corporation ("Abacus" or the "Company") is a leading provider of information products and marketing research services to the direct marketing industry. Abacus has developed a comprehensive and predictive source of information regarding consumer purchasing behavior by creating a database which includes consumer purchasing data from over 1,050 merchandise catalogs. Abacus uses this proprietary database and its advanced statistical modeling technology to provide direct marketers with information and analysis which allows them to increase response rates and profits from their marketing campaigns.

         As the global market for consumer goods and services has become increasingly competitive, the Company believes that businesses are seeking to enhance their market position by strengthening relationships with existing customers and targeting new markets and customers. As a result, the Company believes that a growing number of businesses are using direct marketing programs to identify and reach large numbers of consumers in a cost-effective manner. Direct marketing programs are used to promote a wide variety of products and services in numerous industries including retail, business and technology, publishing, financial services, telecommunications, and fund raising.

         Direct marketers, particularly consumer catalog companies, have long considered consumers' past purchasing patterns to be the best predictor of future purchasing behavior and, therefore, the best indicator for targeting marketing efforts. It has historically been difficult, however, for direct marketers to obtain a comprehensive view of consumers' purchasing patterns. Such companies have, therefore, attempted to expand their customer bases by augmenting their existing customer lists with lists of rented or exchanged names of prospects who have purchased merchandise from other catalogs and continuing to use those lists that generate sufficiently high response rates and profit levels and abandoning those lists that do not. Although this traditional approach has allowed many catalog companies to expand their customer bases, increasing competition and rising costs of direct marketing activities have created a need for a comprehensive source of consumer catalog purchasing information to allow more cost-effective targeting of their marketing efforts.

         The Company has addressed the need for a comprehensive source of information on purchasing behavior by forming the Abacus Alliance, a cooperative arrangement through which direct marketers contribute their customers' purchasing histories to the Company in exchange for access to the Company's information products and marketing research services. The Company's services allow such companies to improve the profitability of their mailing campaigns by enabling them to (i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time,
(ii) prioritize existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

         As of December 31, 1998, the Abacus database contained over 88 million detailed buyer profiles compiled from records of over 2 billion catalog purchasing transactions. The Company receives this data from the more than 1,050 members of the Abacus Alliance. The Company believes the Abacus Alliance members include over 75% of the largest consumer merchandise catalogs in the United States. The Company works closely with each client to determine its needs, and applies advanced statistical modeling techniques to extract from the database the names of consumers most likely, or least likely, to buy a product offering. The Company's database is continually enhanced as members contribute current sales transaction information and additional companies join the Abacus Alliance.

         By continually adding new data to its database, increasing the performance of its existing information and marketing research services, providing new types of value added services and continuing to invest in new technology, the Company seeks to increase revenue from existing clients, develop new sources of revenue and maintain its high client retention rate. The Company believes that the favorable results that its clients have achieved using the Company's information products and marketing research services have led to a retention rate of more than 90% from 1997 to 1998, from 1996 to 1997 and from 1995 to 1996, respectively, excluding those clients that are no longer operating catalogs.


RECENT DEVELOPMENTS

         During the year ended December 31, 1998, Abacus continued to expand its database and the Abacus Alliance. The number of participating catalogs increased to 1,052 catalogs as of December 31, 1998 from 874 as of December 31, 1997, representing an increase of approximately 20%. This growth has enhanced the predictive capability of the Company's prospective services and the quality of its housefile scoring and list optimization services. To more effectively deliver these services, the Company increased its staff by 43% during the year ended December 31, 1998. The Company also continued to make investments in technology and systems capabilities, significantly increasing its computing capacity. This has enabled the Company to increase its revenue by expanding the use of its existing services and providing more value-added services to its existing clients. In addition, the Company has been leveraging the resources and capabilities it developed in serving its catalog clients by applying those resources and capabilities to provide services to other direct marketing clients in the retail, business and technology, publishing, financial services, telecommunications, and fund raising industries.

         To further leverage its database and analytical capabilities, the Company entered into an agreement with VNU Business Information Europe B.V. ("VNU"), a Dutch publishing and business information company, providing for the creation of a Netherlands joint venture in which the Company has a 50% ownership interest. The joint venture, Abacus Direct Europe B.V., was formed to create an alliance similar to the Abacus Alliance and to provide services similar to those of the Company to the European Community. Abacus Direct Europe B.V. is equally owned and managed by the Company and VNU. During 1999, Abacus and VNU will each contribute approximately $2.0 million in debt and equity. In addition, Abacus Direct Europe B.V. will be provided with services and information by the Company and VNU including management, consulting, administrative, modeling and information processing services. The Company has also granted Abacus Direct Europe B.V. a license to use the name Abacus Direct in connection with the joint venture.

         The Company also formed a strategic alliance with Catalog City, Inc. ("Catalog City"), an on-line catalog web site offering on-line shopping services to catalog shoppers, to jointly promote each others services and share certain e-commerce data. Catalog City granted to the Company an exclusive license to use certain e-commerce data, including consumer traffic and similar data such as e-mail and corporate addresses and phone numbers, catalog requests, e-commerce transactions and click data, solely in connection with the operation of the Company's database and the Abacus Alliance or the development, marketing or sale of the Company's products and services. In connection with the formation of the strategic alliance, the Company was granted rights to acquire certain stock of Catalog City, and M. Anthony White, Chairman of the Board and Chief Executive Officer of the Company, or another executive officer of the Company designated by Mr. White, has agreed to serve on the Board of Directors of Catalog City.

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

SERVICES

         The Company provides four general categories of information products and marketing research services to its clients: prospect lists, housefile scoring, list optimization and marketing information reports.

         Prospect Lists. The Company's prospect lists service provides a client with a list of prospective consumers which is ranked according to the likelihood that such consumers will respond to a particular direct marketing campaign. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition. The Company also allows other non-catalog direct marketing clients, primarily large consumer companies in industries such as retail, business and technology, publishing, financial services, telecommunications, and fund raising, to use Abacus data to target their existing customers and for prospecting new customers. Typically, this involves overlaying the Company's proprietary database variables onto its clients' files which provides additional information regarding the client's customers. The client may then use this information to target a promotion at its existing customer base or rent a list with customer profiles similar to its targeted profile.

         Housefile Scoring. The Company's housefile scoring service provides a client with a ranking of the consumers contained on the client's own customer list according to the probability that an individual consumer will make a repeat purchase. This service also allows a client to identify inactive customers who are most likely to respond to a renewed sales initiative. The Company provides these services by analyzing its database of active direct marketing consumers with a client's housefile list through the use of advanced statistical models. The housefile program enables client companies to profitably manage promotional programs targeted at their existing customers and cost effectively determine when to solicit customers who have not made recent purchases.

         List Optimization. The Company's list optimization service eliminates stale or unresponsive names from lists that a client has purchased from or exchanged with other companies, enabling the client to identify and target the most likely buyers. This process not only increases the profitability of lists a client currently uses, but permits the client to use lists that were previously considered unprofitable.

         Marketing Information Reports. The Company's marketing information reports service provides a client with detailed information regarding the catalog industry, which was not previously available to catalog companies. The Company uses the data contributed by the Abacus Alliance members to create comprehensive reports that accurately describe catalog market size, share, activity and other key marketing data that allow clients to develop their strategic marketing initiatives. The marketing information reports provide clients information on: (i) seasonality, to help identify optimal mail dates;
(ii) cross-category catalog purchasing behavior, to allow the refinement of the catalog's merchandise mix; and (iii) transaction histories and demographics, to aid in planning, advertising, promotions and mail frequency. These reports are also used by other non-catalog direct marketing clients, including specifically designed reports for retailers, which provide information to assist with new store site selection, evaluation of market expansion opportunities and media planning. Clients in the publishing, financial services, and fund raising industries have also used reports to profile their customers' purchasing behavior and demographics.

TECHNOLOGY

         The Company has made significant investments to develop its proprietary database and technology. Key elements of the Company's technology include its proprietary database management and modeling software.

         Database. The Abacus Alliance database is primarily comprised of transactional data contributed by the Abacus Alliance members on a daily, monthly, quarterly or semi-annual basis. The database contains information regarding each consumer purchase transaction, including the catalog name, catalog product category, date of purchase and amount of purchase. Millions of new transactions are added to the database each week, providing an increasingly detailed purchase profile underlying each catalog consumer in the database. Transaction updates received from Abacus Alliance members are converted to the Company's format and processed through a rigorous quality assurance program. The data is enhanced with externally sourced demographic data. The Company's database contains records of over 2.0 billion consumer catalog transactions collected over the past six years.

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

         Computer Technology. The Company has adopted client server computer architecture which (i) enables parallel processing, permitting large numbers of tasks to be executed simultaneously at high speed, (ii) is highly scalable, allowing ongoing capacity increases, and (iii) provides system and data redundancies that protect against system failures. The Company attempts to maintain a secure environment for both systems and data by protecting against unauthorized electronic access. The Company's database is backed up regularly, utilizing a secure offsite location. The Company operates its data center 24 hours a day, 7 days a week.


SALES AND MARKETING

         The Company markets and sells its services through a direct sales and marketing force comprised of 75 people. The Company believes that its sales representatives have an in-depth understanding of the client's industry, which allows them to function as marketing resources for their clients. The Company's sales strategy includes (i) adding new members to the Abacus Alliance, (ii) increasing penetration of existing clients by selling additional prospect names and offering new value added services and (iii) leveraging the Company's database to serve clients in the retail, business and technology, publishing, financial services, telecommunications, and fund raising industries that also use direct marketing to reach their customers. As part of this strategy, the Company increased its sales force by 23 during the year ended December 31, 1998 which helped reduce the average number of catalog clients serviced by an account manager, improve customer service and sell services to other direct marketing clients in the retail, business and technology, publishing, financial services, telecommunications, and fund raising industries. Selling and marketing expenses for the year ended December 31, 1998 were 26.9% of net revenues.

         The Company has significantly increased its efforts to educate the catalog industry on the unique marketing services it offers to its clients by regularly publishing an industry newsletter that highlights a particular catalog's use of the Company's database and by having Company employees regularly speak at industry conventions. The Company also hosted its third annual catalog company symposium in January 1999.


CUSTOMERS AND CONTRACTS

         The Abacus Alliance consists of more than 1,050 members. Members typically operate under a three-year contract which provide that a client (i) submit complete customer history transaction information to the Company on a regular basis, (ii) license Abacus to use the data and (iii) pay for the Company's services based upon an established price schedule. Such contracts may generally be terminated at any time and do not obligate the Company's clients to use the Company's services or pay the Company any guaranteed fees. The Company has also allowed a limited number of clients to have access to its services under a fixed fee arrangement. These agreements typically expire within one year and do not automatically renew.

COMPETITION

         The market for the Company's services is highly competitive. The Company believes that the principal competitive factors in this market are consistent delivery of (i) lists which generate high response rates, in a timely fashion, at competitive prices, (ii) large quantities of high response names, and (iii) individualized customer support. The Company competes with various other companies which collect and manage information relating to consumer purchase transactions contributed by large numbers of catalog companies. The Company also competes with a wide variety of companies which own and generate lists. In addition, the Company competes indirectly with a good number of direct marketing information service businesses. Many of the Company's existing competitors, and many potential new competitors, have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, and database contributors.


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


REGULATION, PRIVACY ISSUES

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

PRINCIPAL CUSTOMERS

         The Company's ten largest customers accounted for 18.5% of the Company's net revenues for the year ended December 31, 1998. No customer accounted for more than 5.0% of the Company's net revenues in the year ended December 31, 1998.

RESEARCH AND DEVELOPMENT

         During the year ended December 31, 1998, the Company spent $1.7 million for research and development, as compared to $1.5 million and $913,000 in the years ended December 31, 1997 and 1996, respectively. The Company's research and development activities during the past year consisted primarily of developing technologies and processes to deliver new and better data service products to existing and prospective direct marketing clients.

EMPLOYEES

         As of December 31, 1998, the Company employed 221 people on a full time basis, including 104 in data processing, programming and data production, 75 in sales and marketing, 15 in statistical and product development, and 27 in general and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

RISK FACTORS

         In addition to other information in this Annual Report on Form 10-K (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company's business, results of operations, financial condition and the value of its outstanding securities.

         Dependence on Industries Served; Impact of Competing Industries. The Company's future success is dependent in large part on continued demand for the Company's services from the direct marketing industry, including, the catalog industry, as well as the continued willingness of catalog operators to contribute their data to the Company. The Company's clients are comprised primarily of large consumer merchandise catalogs operators in the United States, which results in the concentration of the Company's receivables in the catalog industry. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalogs operators from the Abacus Alliance, would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has maintained a retention rate of over 90% from 1997 to 1998, from 1996 to 1997, and from 1995 to 1996, exclusive of clients who have discontinued their catalog operations, there can be no assurance that the Company will maintain such retention rate in the future. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent such an increase occurs, companies which now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward such direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for the Company's services. In addition, the effectiveness of direct mail as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

         Seasonality and Quarterly Fluctuations. The direct marketing industry, and in particular the catalog industry, is characterized by significant seasonality. As a result, the Company's revenue and profits have been subject to significant seasonal fluctuations, with the largest percentage of annual revenue and profits being realized in the third and fourth fiscal quarters due to the increase in direct marketing activity in anticipation of the holiday buying season. The Company expects this trend to continue in the future. In addition, a number of other factors have resulted in significant fluctuations in quarterly revenue and results of operations, including postal rates, paper prices and overall economic conditions, as well as factors specific to a client such as the client's advertising budget and choice of advertising media. Other causes of significant fluctuations may include the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in the Company's sales incentive strategy, hiring of new employees and computer capacity upgrades in anticipation of future growth. Any one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicators of future results of operations. As a result of the potential fluctuations as described above, the Company's operating results may, in some future quarters, not be consistent with predictions made by securities analysts, which could have a material adverse effect on the price of the Company's Common Stock. The Company's operating expenses are determined, in part, based on the Company's expectations of future revenue growth and are substantially fixed. As a result, unexpected changes in revenue levels will have a disproportionate effect on net income in any given period.

         Regulation; Privacy Issues. Growing concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of such practices by the direct marketing industry and to increased federal and state regulation. The Direct Marketing Association (the "DMA"), the leading trade association of direct marketers, has adopted guidelines regarding the fair use of such information which it recommends participants in the direct marketing industry follow. The Company is also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. Such laws include the Federal Drivers Privacy Protection Act of 1994 and other state laws which limit or preclude the use of voter registration and drivers license information, as well as laws which govern the collection and release of consumer credit information. Although the Company's compliance with the DMA's guidelines and applicable federal and state regulations has not had a material adverse effect on the Company, no assurance can be made that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to the Company or its clients, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent upon licenses, granted to the Company by members of the Abacus Alliance, to use the data contributed by them in connection with the products and services provided by the Company. The inability of the Company to obtain appropriate licenses for such use could have a material adverse effect on the Company's business, financial condition and results of operations.

         Postal Rates and Paper Prices. The direct marketing activities of the Company's clients are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for certain of the direct marketing services offered by the Company. Increased postal rates can also lead to pressure on the Company from its clients to reduce prices for its services to offset the postal rate increase. In addition, higher paper prices may cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for the Company's services. Clients may aggressively seek price reductions for the services offered by the Company to offset any increased materials cost. Any such occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition.  See "BUSINESS - Competition" above.

         Development of Services. The Company is currently developing new services, as well as new applications of its existing services. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or that its new or enhanced services will adequately meet the requirements of its current or prospective clients. Failure of the Company to successfully design, develop, test and introduce such new services, or the failure of the Company's recently introduced services to achieve market acceptance, could prevent the Company from maintaining existing client relationships, gaining new clients or expanding its markets and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Management of Growth. In recent years, the Company has experienced significant growth that has placed considerable demands on the Company's managerial, operational and financial resources. There can be no assurance that if the Company continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding the Company's physical facilities, integrating acquired businesses or otherwise managing growth. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's growth may depend to some extent on its ability to successfully complete strategic acquisitions and alliances to expand or complement its existing business. There can be no assurance that suitable acquisitions or alliances can be identified, consummated or successfully integrated into the Company's operations.

         Dependence on Proprietary Technology. The Company regards much of its software, database management methods, modeling techniques and other database information strategies as proprietary trade secrets and relies on a combination of trade secrets, copyrights, unfair competition and as well as contractual agreements to protect its rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to the Company's intellectual property, however, such measures may not provide adequate protection. In addition, there can be no assurance that the courts will enforce the contractual arrangements which the Company has entered into to protect its proprietary technology. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

         Reliance on Computer Technology; Risk of Loss of Client Data. The computer and other technologies in which the Company has invested are rapidly evolving and characterized as having short product life cycles, which require the Company to anticipate and rapidly adapt to technological changes. The failure of the Company to successfully anticipate or adapt to technological changes or select and develop new and enhanced technology on a timely basis could affect the quality of the services the Company provides to its clients, or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations are dependent on its ability to protect its computer systems and data centers against damage from fire, power loss, security breach, telecommunications failure or similar events. No assurance can be given that the precautions that the Company has taken to protect itself from such events, such as off-site storage of backup data and limitation of access to its proprietary information and computerized database, will be adequate. Any damage to the Company's data center, failure of telecommunication links or breach of the security of the Company's database could result in an interruption of the Company's operations or other loss which may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

         Volatility of Stock Price. The trading price of the Company's Common Stock has been and may hereafter be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, new services by the Company, its clients or its competitors, general conditions in the direct marketing industry, and general economic and market conditions. Additionally, the stock market in general, and the market for technology stocks in particular, has experienced extreme price volatility in recent years. This volatility, as well as broad market fluctuations generally, have often had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies.

         Year 2000 Issue. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

ITEM 2.      PROPERTIES.

         The Company has entered into a lease agreement (the "El Dorado Ridge Lease"), dated May 22, 1998, with Western States Ventures LLC for approximately 75,000 square feet of office space in Broomfield, Colorado. This facility will be used to consolidate the Company's two present principal operations located in Westminster, Colorado in April 1999 and to provide space for growth. The existing facilities consist of 27,218 and 11,298 square feet of office space pursuant to lease agreements which expire in September 1999 and March 1999, respectively. The El Dorado Ridge Lease commences on April 1, 1999 and has a term of seven years that is renewable for two consecutive five year terms. In 1999, the aggregate annual rental payments for its Colorado properties will be approximately $1.0 million. The Company also leases office space in New York, New York (6,378 square feet); Atlanta, Georgia (4,144 square feet); and Hawthorne, New York (1,424 square feet). Leases for the New York, Atlanta and Hawthorne facilities expire in September 2002, December 2001, and December 1999, respectively, and require aggregate annual rental payments of $239,000, $89,000 and $26,000, respectively. In addition, the Company rents, under short-term leases, general office space in San Francisco, California and Northbrook, Illinois. The Company believes that its existing facilities are adequate for its present needs.

ITEM 3.      LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                   PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded under the symbol "ABDR" in the Nasdaq National Market System. There were approximately 3,600 beneficial holders of the Company's Common Stock at March 5, 1999. The table below sets forth high and low bid prices for the Company's Common Stock for each quarter for the years ended December 31, 1997 and 1998.

                                                        HIGH            LOW
                                                    -----------    ------------
January-March 1997                                     $ 30.25         $ 18.00
April-June 1997                                        $ 33.25         $ 17.00
July-September 1997                                    $ 34.25         $ 26.50
October-December 1997                                  $ 44.25         $ 31.38
January-March 1998                                     $ 52.25         $ 32.88
April-June 1998                                        $ 58.38         $ 44.00
July-September 1998                                    $ 57.50         $ 38.50
October-December 1998                                  $ 59.75         $ 33.75

         The Company has not declared or paid a cash dividend since its organization and has no present intention of paying any such dividend in the foreseeable future.

         During 1998 the Company issued an aggregate of 220,095 shares of Common Stock upon exercise of options granted under each of the Company's Amended and Restated 1989 Stock Option Plan, as amended, and its Amended and Restated 1996 Stock Option Plan, at a weighted average exercise price of $12.00 per share. Certain of such issuances were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith were deemed to be restricted securities. The remainder of such issuances were covered by the Company's Registration Statement on Form S-8. No underwriter was engaged in connection with such sales of Common Stock.


ITEM 6.      SELECTED FINANCIAL DATA.

         (In thousands, except supplemental operating and per share data)

                                                        YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
  Net revenues                                 $46,979   $30,971   $17,532   $ 9,331   $ 6,451
  Income from operations                        17,791    11,509     6,370     3,174     2,395
  Income before taxes                           18,492    11,806     6,254     2,976     2,072
  Net income                                    11,426     7,497     3,865     2,426     2,012
  Net income per common share-- basic          $  1.17   $  0.78   $  0.43   $  0.27   $  0.57
  Net income per common share-- diluted        $  1.12   $  0.74   $  0.40   $  0.27   $  0.23
  Weighted average number of outstanding
    common shares-- basic                        9,727     9,546     9,094     9,079     3,513
  Weighted average number of outstanding
    common shares-- diluted                     10,216    10,058     9,614     9,120     8,743
SUPPLEMENTAL OPERATING DATA:
  Abacus Alliance catalogs                       1,052       874       700       565       393

                                                              AS OF DECEMBER 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents                    $24,263   $10,490   $ 5,924   $ 1,345   $ 1,856
  Working capital                               32,358    16,127     8,218     2,424     2,386
  Total assets                                  43,320    22,592    12,064     5,050     4,244
  Long-term obligations                            613        15        29      --         160
  Stockholders' equity (deficit)                36,304    19,177    10,012     1,190    (1,233)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Abacus believes it has developed the most comprehensive and predictive source of catalog consumer purchasing behavior in the United States by creating a database which includes consumer purchasing data from over 1,050 catalogs. The Company's information and marketing research services allow companies, primarily in the catalog industry, to improve the profitability of their direct mailing campaigns by enabling them to (i) target new consumers whose past purchasing behavior indicates that they are likely to purchase a particular product at a given time, (ii) prioritize existing customers by the probability of a positive response based on historical buying patterns, (iii) eliminate prospects from rented or exchanged lists that have a low probability of responding, and (iv) properly position their products and develop marketing strategies through market research.

         During the last three years, the Company has experienced rapid growth of its client base, revenue and operating income. The Abacus Alliance grew from 700 to over 1,050 catalogs and the Company's net revenues for the years ended December 31, 1996, 1997 and 1998 increased by 87.9%, 76.7% and 51.7%
respectively, while its operating profit increased from $6.4 million in 1996 to $17.8 million in 1998. The Company attributes its revenue and operating profit growth to the widespread acceptance of Abacus' services within the catalog industry, increased penetration of the Company's services among its existing clients, a larger client base, a broader service line and an increase in revenues generated from other non-catalog direct marketing clients. Annual operating margins for the years ended December 1996, 1997 and 1998 were 36.3%, 37.2% and 37.9%, respectively as the Company continued to leverage its costs of revenues and operating expenses. The Company believes that Abacus Alliance members represent over 75% of the largest consumer merchandise catalogs in the United States.

         The Company's principal sources of revenue are derived from prospecting lists, housefile scoring, list optimization, and marketing research services. The Company creates prospect lists for its clients by selecting names from the Abacus Alliance database of consumers who have purchased merchandise in response to direct mail campaigns. Revenues from prospecting services represented 74% of the Company's total net revenues for the year ended December 31, 1998. The Company's housefile and optimization services, which enable client companies to more profitably manage promotional programs directed to existing and prospective customers, accounted for 24% of net revenues for the year ended December 31, 1998. The Company's marketing information reports service, which primarily provides catalog clients with comprehensive industry information, accounted for 2% of net revenues in 1998.

         The Company's cost of revenues includes expenses associated with creating, updating and managing the Company's database as well as building statistical models. Selling and marketing expenses include the costs of salaries and related benefits, commissions, travel and promotion. General and administrative expenses include legal, accounting, insurance, human resources, corporate communications and administrative salaries and related benefits. Operating margins have been higher in the second half of each calendar year, as second half revenues have historically been favorably affected by holiday related direct marketing campaigns, while operating costs have not had a corresponding seasonal increase. The Company's operating expenses are determined, in part, based upon the Company's expectations of future revenue growth and are substantially fixed in the short term. As a result, unexpected changes in revenue growth could have a disproportionate effect on net income in any given period.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

         Net Revenues. Net revenues increased 51.7% to $47.0 million for the twelve months ended December 31, 1998 from $31.0 million for the twelve months ended December 31, 1997 due primarily to an increase in sales to existing and new catalog clients and revenues generated from other direct marketing clients. All of the Company's service lines grew significantly with prospecting growing 41.4%, optimization 99.0%, housefile 61.2%, and marketing information services 60.8%. During the twelve months ended December 31, 1998, the Company's prospecting, housefile and optimization, and marketing information reports services represented 74%, 24%, and 2% of net revenues, respectively.

         Cost of Revenues. Cost of revenues increased 61.2% to $9.6 million for the twelve months ended December 31, 1998 from $5.9 million for the twelve months ended December 31, 1997, due primarily to increases in staff, contract labor, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 20.4% in 1998 from 19.2% in 1997 due primarily to an increase in employee and non-employee staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 57.9% to $12.6 million or 26.9% of net revenues for the twelve months ended December 31, 1998 from $8.0 million or 25.8% of net revenues for the twelve months ended December 31, 1997. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, higher commissions as a result of significantly higher revenues, and the addition of marketing personnel dedicated to selling the Company's services to other non-catalog direct marketing clients. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers.

         General and Administrative. General and administrative expenses increased 26.0% to $4.9 million of net revenues for the twelve months ended December 31, 1998 from $3.9 million for the twelve months ended December 31, 1997. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth along with higher performance bonuses and salary increases, higher recruiting and higher legal and other professional fees. General and administrative expenses decreased as a percentage of net revenues to 10.5% for the twelve months ended December 31, 1998 from 12.6% for the twelve months ended December 31, 1997 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in net revenues.

         Facility Relocation and Other. During the twelve months ended December 31, 1998, the Company recorded a non-recurring charge of $360,000 for expenses related to its planned move to a new headquarters facility. The move will consolidate two leased facilities in Westminster, Colorado, in which the Company's executive offices and principal operations are located, into approximately 75,000 square feet of office space in Broomfield, Colorado in April 1999. Included in the non-recurring charge is $183,000 for the impairment of fixed assets (primarily office furniture, fixtures and equipment) that will not be relocated to the Company's new headquarters building. The remaining amount represents lease payments, for its primary Westminster facility, to be paid after such facility is planned to be vacated through the expiration of the lease in September 1999. The charge of $102,000 during the twelve months ended December 31, 1997 resulted from the early termination of a consulting agreement with the Company's previous Chief Financial Officer.

         Research and Development. Research and development expenses increased 12.2% for the twelve months ended December 31, 1998 to $1.7 million from $1.5 million for the twelve months ended December 31, 1997. The increase in research and development expenses resulted primarily from an increase in staff and related expenses to develop technologies and processes to deliver new and better data service products to existing and prospective clients and to adapt the Company's statistical techniques to support the addition of other non-catalog direct marketing clients. Since the increase in the amount of expenses did not increase at the same rate as net revenues for the twelve months ended December 31, 1998, research and development expenses decreased as a percentage of net revenues to 3.6% in 1998 compared to 4.9% for the same period in 1997.

         Operating Profit. Operating profit increased 54.6% for the twelve months ended December 31, 1998 to $17.8 million or 37.9% of net revenues from $11.5 million or 37.2% of net revenues for the twelve months ended December 31, 1997. The increases in operating profit and operating margin are due primarily to the combined effect of higher net revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by additional expenditures to provide services to other non-catalog direct marketing clients as well as higher investments in information technology and higher staffing levels throughout the Company.

         Equity in Losses of Joint Venture. Equity in losses of joint venture for the twelve months ended December 31, 1998, of $53,000 represents the Company's share of losses in Abacus Direct Europe, its joint venture with VNU, which commenced operations during the fourth quarter of 1998. The Company anticipates that it will recognize additional losses in Abacus Direct Europe during 1999 as well as invest approximately $2.0 million to develop its operations.

         Interest and Other Income, Net. Net interest income for the twelve months ended December 31, 1998 increased to $754,000 from $297,000 for the same period in 1997. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the twelve months ended December 31, 1998 increased to $7.1 million from $4.3 million for the same period in 1997. The increase reflects a higher average tax rate due primarily to higher pre-tax income, which places the Company in a higher tax bracket, higher state income taxes resulting from the Company's presence in more states, and the reduced impact of a business research expenditure credit available to the Company. For the twelve months ended December 31, 1998, the Company's effective tax rate increased to 38.2% from 36.5% during the same period in 1997.

         Net Income. Net income for the twelve months ended December 31,1998 was $11.4 million or $1.12 per diluted common share compared with net income of $7.5 million or $0.74 per diluted common share for the twelve months ended December 31, 1997. The increase in net income and net income per common share reflects higher operating income and net interest income.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

         Net Revenues. Net revenues increased 76.7% to $31.0 million for the twelve months ended December 31, 1997 from $17.5 million for the twelve months ended December 31, 1996 due primarily to increased sales to existing customers and, to a lesser extent, new customers. All of the Company's service lines grew significantly with prospecting growing 75.4%, optimization 113.2%, housefile 57.6%, and marketing information reports 135.3%. During the twelve months ended December 31, 1997, the

Company's prospecting, housefile and optimization, and marketing information reports services represented 78%, 20%, and 2% of net revenues, respectively.

         Cost of Revenues. Cost of revenues increased 58.4% to $5.9 million for the twelve months ended December 31, 1997 from $3.8 million for the twelve months ended December 31, 1996, due primarily to increased staff, depreciation and processing costs associated with supporting higher revenues. Cost of revenues decreased as a percentage of net revenues to 19.2% in 1997 from 21.4% in 1996, due primarily the fixed nature of a large portion of software, hardware and systems processing costs which did not increase at the same rate as the growth in net revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 86.3% to $8.0 million for the twelve months ended December 31, 1997 from $4.3 million for the twelve months ended December 31, 1996. The increase in selling and marketing expenses is due primarily to increases in the Company's sales force and related expenses, higher commissions as a result of significantly higher revenues, and the hiring of new marketing personnel dedicated to selling services to other non-catalog direct marketing clients. As a percentage of net revenues, selling and marketing expenses increased to 25.8% in 1997 from 24.5% in 1996. The increase was due to an increase in spending of $1.1 million, or 3.6% of net revenues, to provide services to other non-catalog direct marketing clients, which were partly offset by enhanced productivity in serving catalog clients of the Company. During this initial stage of development, the Company incurred costs in personnel, statistical modeling and other related areas without an offsetting increase in revenues. While early testing in these areas and initial customer response appear favorable, there can be no assurance that meaningful revenues will be generated from these clients.

         General and Administrative. General and administrative expenses increased 77.5% to $3.9 million for the twelve months ended December 31, 1997 from $2.2 million for the twelve months ended December 31, 1996. The increase in general and administrative expenses resulted primarily from increased staff to support overall Company growth along with increased performance bonuses and salary increases, higher recruiting and legal expenses and other expenses associated with being a public company. General and administrative expenses during 1997 remained unchanged as a percentage of net revenues at 12.6% from the twelve months ended December 31, 1996.

         Facility Relocation and Other. The charge of $102,000 for the twelve months ended December 31, 1997 resulted from the early termination of a consulting agreement with the Company's previous Chief Financial Officer.

         Research and Development. Research and development expenses increased 65.0% for the twelve months ended December 31, 1997 to $1.5 million from $913,000 for the twelve months ended December 31, 1996. As a percent of net revenues, research and development expenses decreased to 4.9% in 1997 compared to 5.2% in 1996. The increase in expense resulted from additional development efforts to achieve increased product performance and new product development. In addition, expenses increased due to start-up development costs for an electronic network and for statistical development costs to support the development of services to other non-catalog direct marketing clients. These increases, however, were less than the increase in net revenues for the year resulting in slightly lower research and development expenses as a percentage of net revenues during 1997.

         Operating Profit. Operating profit increased 80.7% for the twelve months ended December 31, 1997 to $11.5 million or 37.2% of net revenues from $6.4 million or 36.3% of net revenues for the twelve months ended December 31, 1996. The increases in operating profit and operating margin are due to higher net revenues along with the low variable nature of certain costs, which were partially offset by growing expenditures to provide services to other non-catalog direct marketing clients.

         Interest and Other Income (Expense), Net. Net interest income for the twelve months ended December 31, 1997 increased to $297,000 from net interest expense of ($116,000) for the twelve months ended December 31, 1996. The increase in net interest income was due primarily to the retirement of the

Company's subordinated debentures and interest earned on higher Company cash balances resulting from the Company's initial public offering (IPO) in September, 1996 and from internally generated funds.

         Income Taxes. The Company's effective income tax rate for the twelve months ended December 31, 1997 was 36.5% compared to 38.2% for the twelve months ended December 31, 1996. The Company achieved a lower income tax rate primarily due to a lower provision for state income taxes.

         Net Income. Net income for the twelve months ended December 31,1997 was $7.5 million or $0.74 per diluted common share compared with net income of $3.9 million or $0.40 per diluted common share in 1996. The increase in net income and net income per common share reflects higher operating income and net interest income and a lower effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash provided by operating activities for the twelve months ended December 31, 1998 was $13.5 million compared to $6.7 million for the twelve months ended December 31, 1997. For the twelve months ended December 31, 1998, the increase in operating cash flow was due primarily to higher net income, which was partially offset by additional investment in working capital (primarily accounts receivable) to support the increase in net revenues as compared to the previous year. As of December 31, 1998, net working capital increased by $16.3 million to $32.4 million compared to $16.1 million as of December 31, 1997.

         Cash used in investing activities was $2.3 million for the twelve months ended December 31, 1998 and 1997. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support revenue growth. As a result of the Company's planned relocation to a new headquarters facility in Broomfield, Colorado in April 1999, the Company anticipates that it will spend approximately $2.2 million for office furniture, leasehold improvements and other relocation expenses. Funding for these expenditures will come from existing cash reserves, operating cash flow and lease financing. On September 2, 1998, the Company entered into an equipment lease agreement providing for the lease of $1.0 million in computer equipment at $31,530 per month for a period of 36 months. The obligations of the Company under such agreement are secured by the leased equipment and the lease is accounted for as a capital lease. As part of its recently announced a joint venture with VNU, the Company plans to invest approximately $2.0 million to develop the operations of the joint venture during 1999.

         During the twelve months ended December 31, 1998, net cash generated from financing activities was $2.6 million compared to $197,000 for the twelve months ended December 31, 1997 due primarily to proceeds received from the exercise of employee stock options that were partially offset by principal payments on capital lease obligations.

         The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled $24.3 million at December 31, 1998. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs for the foreseeable future.

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

         The Company has completed the assessment of its Year 2000 readiness for its internal information technology systems and non-information technology systems. As part of the Company's remediation efforts, it will modify or replace its proprietary software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and, in certain instances, conversions to new software, the Year 2000 Issues related to its internal systems can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

         The Company is in the process of communicating with members of the Abacus Alliance to determine the extent to which the Company is vulnerable to the Abacus Alliance members' failure to remediate their own Year 2000 Issues. As a result of its own internal assessment of the transactional files contributed by the Abacus Alliance members, the Company has determined that those files which contain date-sensitive data may require require modification or conversion to recognize the correct century prior to loading to the Abacus Alliance database. Similarly, demographic and change of address information that is obtained from third parties and used to enhance the transactional data on the Abacus Alliance database may also require conversion or modification to be Year 2000 compliant.

         The Company has also communicated with a significant number of its external suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Primarily, the Year 2000 Issues from external suppliers relates to the Company's accounting and invoicing software systems, statistical software, data sorting software, and payroll processing. Some of these vendors have certified their products to be Year 2000 compliant while others are preparing to make them compliant in 1999. In the event the Company is operating a version of software or using a vendor's product that is not Year 2000 ready, it will either upgrade to the new version or product or seek substitutes that are Year 2000 compliant. To the extent that the systems of third parties or other companies on which the Company's systems rely are not timely converted or if such conversion is incompatible with the Company's systems, the Company's operations may be adversely affected.

         The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. The Company plans to complete its Year 2000 project in September 1999. The total remaining cost of the Year 2000 project is estimated at $600,000 to $800,000 and is being funded through operating cash flow and is not expected to have a material effect on the results of operations or financial condition of the Company. Through December 31, 1998, the Company has incurred and expensed approximately $340,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The Company has not yet developed any contingency plans in the event its Year 2000 remediation efforts are unsuccessful, but plans to do so in 1999. While the Company has not identified a reasonably likely worst case scenario in the event it doesn't become Year 2000 compliant, the Company continues to evaluate the Year 2000 Issue and is attempting to address any Year 2000 deficiencies.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Company will be required to apply recently issued accounting standards in its future financial statements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year 2000. SFAS 133 establishes standards that require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. The Company does not expect SFAS 132 to have a material impact on the Company's results of operations.

         In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company expects to adopt the provisions of SOP 98-1 in fiscal 1999 and such adoption is not expected to have a material effect on the Company's results of operations or financial position.

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-K and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services and technologies, resolution of the Year 2000 Issue, existing and potential partnerships, strategic alliances and joint ventures, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) changes in technology; (v) the seasonality and cyclical nature of the direct marketing industry; (vi) changes in postal rates and paper prices;
(vii) the nature and amount of the Company's revenues and expenses; and (viii) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-K.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal 1 Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998.


ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements and Schedules.  The following Financial
Statements of the Company are included herein:

Report of Independent Accountants                                                    F-1
Consolidated Balance Sheets-- December 31, 1998 and 1997                             F-2
Consolidated Statements of Operations-- Years ended December 31, 1998, 1997 and
  1996                                                                               F-3
Consolidated Statements of Changes in Stockholders' Equity-- Years ended
December 31, 1998, 1997 and 1996                                                     F-4
Consolidated Statements of Cash Flows-- Years ended December 31, 1998, 1997 and
  1996                                                                               F-5
Notes to Consolidated Financial Statements                                           F-6

         2.   Consolidated Financial Statement Schedules

         The following consolidated financial statement schedule of the Company for each of the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated
Financial Statements, and the related notes thereto of the Company.

    Schedule II -- Valuation and Qualifying Accounts                                 S-1

         Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         3.   Exhibits:

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               ------                            -----------------------

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

                3.01      --  Certificate of Incorporation of Abacus Direct Corporation.
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

               10.01*     --  Amended and Restated 1989 Stock Option Plan, as amended.
                              Incorporated by reference to Exhibit 10.0 to the Registration Statement.

               10.02*     --  Amended and Restated 1996 Stock Incentive Plan.  Incorporated by
                              reference to Exhibit A to the definitive proxy statement filed pursuant to Regulation 14A promulgated under the Securities
                              Exchange Act of 1934 in connection with the Company's 1997 Annual
                              Meeting of Stockholders.

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               ------                            -----------------------
               10.03*      -- Employment Agreement dated August 6, 1996 between the
                              Company and M. Anthony White. Incorporated by reference
                              to Exhibit 10.03 to the Registration Statement.

               10.04*      -- Employment Agreement dated August 6, 1996 between the Company and Daniel C. Snyder. Incorporated by reference to Exhibit 10.04 to the Registration Statement.

               10.05*      -- Employment Agreement dated April 25, 1997 between the Company and
                              Carlos E. Sala.  Incorporated by reference to Exhibit 10.05 to the Annual Report on Form 10-K for the year ended December 31,
                              1997.

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

                10.07      -- Lease dated December 2, 1997, between Westpike LLC, Garfield
                              Limited Liability Company, 520 Cooper Limited Liability Company
                              and Philip M. Holstein, as landlord, and the Company for suite
                              110 at 8700 Turnpike Drive, Westminster, CO 80030.  Incorporated
                              by reference to Exhibit 10.07 to the Annual Report on Form 10-K for the year ended December 31, 1997.

                10.08      -- Sublease dated May 15, 1997, between The Really Useful Company,
                              Inc. and the Company for a portion of the 15th floor at One
                              Rockefeller Plaza, New York, New York.  Incorporated by reference to Exhibit 10.08 to the Annual Report on Form 10-K for the year ended December 31, 1997.

               10.09*      -- Form of Indemnification Agreement entered into between the Company and each of its officers and directors. Incorporated by reference to Exhibit 10.10 to the Registration Statement.

                10.10      -- Form of agreement between the Company and members of the Abacus
                              Alliance. Incorporated by reference to Exhibit 10.11 to the
                              Registration Statement.

                10.11      -- Registration Rights Agreement dated as of August 5, 1996 among the Company and certain shareholders of the Company named
                              therein.  Incorporated by reference to Exhibit 10.18 to the
                              Registration Statement.

               10.12*      -- Forms of Stock Option Agreements used under the Amended and Restated
                              1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit
                              10.19 to the Registration Statement.

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               ------                            -----------------------
                10.13      -- Lease dated May 22, 1998, between Western States Ventures, LLC, as Landlord, and the Company.  Incorporated by reference to
                              Exhibit 10.01 to the Quarterly Report on Form 10-Q for the
                              quarterly period ended June 30, 1998.

                10.14     --  Master Lease dated September 2, 1998, between COMDISCO, Inc. as
                              Lessor, and the Company.  Incorporated by reference to Exhibit
                              10.01 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

               10.15*     --  Employment Agreement dated November 2, 1998 between the Company and Christopher M. Dice.  Incorporated by reference to Exhibit
                              10.02 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

               The following documents are filed herewith:

               10.16*     --  Letter Agreement dated December 3, 1998 between the Company and
                              Daniel C. Snyder.

               10.17*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and M. Anthony White.

               10.18*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Daniel C. Snyder.

               10.19*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Carlos E. Sala.

               10.20*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Christopher M. Dice.

               10.21*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and M. Anthony White.

               10.22*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and Daniel C. Snyder.

               10.23*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and Carlos E. Sala.

                10.24     --  Joint Venture Agreement between Abacus Direct International, Inc.
                              and VNU Business Information Europe B.V. ("VNU").

                21.01     --  Subsidiaries of the Registrant.

                23.01     --  Consent of PricewaterhouseCoopers LLP.

                27.01     --  Financial Data Schedule.

* This Exhibit represents a management contract or compensatory plan.

         (b)      Reports on Form 8-K:

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Abacus Direct Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. on page 21 present fairly, in all material respects, the financial position of Abacus Direct Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Broomfield, Colorado
March 1, 1999

                            ABACUS DIRECT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1998           1997
                                                                          ------------   ------------
                                                ASSETS

Current assets:
   Cash and cash equivalents                                              $     24,263   $     10,490
   Accounts receivable (less allowance for doubtful accounts
     of $963 and $787 at December 31, 1998 and December 31,
1997, respectively)                                                             12,034          8,120
   Prepaid expenses and other current assets                                       630            391
   Income taxes receivable                                                       1,107             52
   Deferred taxes                                                                  727            474
                                                                          ------------   ------------
     Total current assets                                                       38,761         19,527
Property and equipment, net                                                      4,488          3,065
Deferred taxes and other assets                                                     71           --
                                                                          ============   ============
     Total assets                                                         $     43,320   $     22,592
                                                                          ============   ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $        614   $        220
   Accrued expenses and other                                                    5,463          3,166
   Current obligations under capital leases                                        326             14
                                                                          ------------   ------------
     Total current liabilities                                                   6,403          3,400
Obligations under capital leases, net of current portion                           613             15
Commitments and contingencies (Note 7)                                            --             --
Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000 shares authorized; no shares
issued and outstanding                                                            --             --
   Common stock, $0.001 par value; 25,000 shares authorized; 9,858 and 9,638 shares issued and outstanding at December 31, 1998
and December 31, 1997, respectively                                                 10             10
   Additional paid-in capital                                                   12,603          6,902
   Retained earnings                                                            23,691         12,265
                                                                          ------------   ------------
     Total stockholders' equity                                                 36,304         19,177
                                                                          ------------   ------------
     Total liabilities and stockholders' equity                           $     43,320   $     22,592
                                                                          ============   ============




   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1998          1997         1996
                                           ----------    ----------   ----------
Net revenues                               $   46,979    $   30,971   $   17,532
Cost of revenues                                9,581         5,942        3,751
                                           ----------    ----------   ----------
   Gross profit                                37,398        25,029       13,781
Operating expenses:
   Selling and marketing                       12,628         8,000        4,294
   General and administrative                   4,928         3,911        2,204
   Research and development                     1,691         1,507          913
   Facility relocation and other                  360           102         --
                                           ----------    ----------   ----------
     Total operating expenses                  19,607        13,520        7,411
                                           ----------    ----------   ----------
Income from operations                         17,791        11,509        6,370
Equity in losses of joint venture                 (53)         --           --
Interest and other income (expense), net          754           297         (116)
                                           ----------    ----------   ----------
   Income before income taxes                  18,492        11,806        6,254
Provision for income taxes                      7,066         4,309        2,389
                                           ==========    ==========   ==========
     Net income                            $   11,426    $    7,497   $    3,865
                                           ==========    ==========   ==========

Net income per common share -- basic       $     1.17    $     0.78   $     0.43
Net income per common share -- diluted     $     1.12    $     0.74   $     0.40

Weighted average number of outstanding
     common shares -- basic                     9,727         9,546        9,094
Weighted average number of outstanding
     common shares -- diluted                  10,216        10,058        9,614






   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                 COMMON STOCK             ADDITIONAL                          TOTAL
                                         -----------------------------     PAID-IN         RETAINED       STOCKHOLDERS'
                                           SHARES           AMOUNT         CAPITAL         EARNINGS          EQUITY
                                         -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1995                     9,046   $           9   $         277   $         903   $       1,189
  Issuance of common stock, net                    455               1           4,957            --             4,958
  Net income                                      --              --              --             3,865           3,865
                                         -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1996                     9,501   $          10   $       5,234   $       4,768   $      10,012
  Issuance of common stock, net                    137            --               212            --               212
  Tax benefit related to stock options            --              --             1,456            --             1,456
  Net income                                      --              --              --             7,497           7,497
                                         -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1997                     9,638   $          10   $       6,902   $      12,265   $      19,177
  Issuance of common stock, net                    220            --             2,640            --             2,640
  Tax benefit related to stock options            --              --             3,061            --             3,061
  Net income                                      --              --              --            11,426          11,426
                                         =============   =============   =============   =============   =============
Balance at December 31, 1998                     9,858   $          10   $      12,603   $      23,691   $      36,304
                                         =============   =============   =============   =============   =============





   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1998          1997          1996
                                                                 ----------    ----------    ----------
OPERATING ACTIVITIES
   Net income                                                    $   11,426    $    7,497    $    3,865
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    1,650         1,038           683
     Equity in losses of joint venture                                   53          --            --
     Facility relocation and other                                      185            10             9
     Deferred income tax benefit                                       (323)         (190)         (164)
     Changes in assets and liabilities:
       Accounts receivable, net                                      (3,914)       (4,385)       (1,338)
       Prepaid expenses and other current assets                       (239)          (93)         (140)
       Accounts payable                                                 394            (5)          146
       Accrued expenses                                               2,297         1,658           995
       Income taxes receivable                                        2,003         1,128           (84)
                                                                 ----------    ----------    ----------
     Net cash provided by operating activities                       13,532         6,658         3,972

INVESTING ACTIVITIES
   Purchases of property and equipment                               (2,257)       (2,299)       (1,492)
   Proceeds from sales of equipment                                    --              10             5
   Investment in joint venture                                          (54)         --            --
                                                                 ----------    ----------    ----------
     Net cash used in investing activities                           (2,311)       (2,289)       (1,487)

FINANCING ACTIVITIES
   Principal payments on capital leases and long-term debt              (88)          (15)       (2,864)
   Issuance of common stock                                           2,640           212         4,957
                                                                 ----------    ----------    ----------
     Net cash provided by financing activities                        2,552           197         2,093
                                                                                             ----------
                                                                               ----------    ----------
Net increase in cash                                                 13,773         4,566         4,578
Cash and cash equivalents at beginning of period                     10,490         5,924         1,346
                                                                 ==========    ==========    ==========
Cash and cash equivalents at end of period                       $   24,263    $   10,490    $    5,924
                                                                 ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                 $       23    $        5    $      210
   Income taxes paid                                                  6,155         1,893         2,601

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Purchase of equipment under capital lease                          1,000          --            --






   The accompanying notes are an integral part of these financial statements.

                            ABACUS DIRECT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Abacus Direct Corporation ("Abacus" or the "Company"), is a leading provider of specialized consumer information and analysis for the direct marketing industry. The Company provides its services through its proprietary database and advanced modeling technology.

PRINCIPLES OF CONSOLIDATION

         The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

         The Company generally provides services to its clients that result in a deliverable product in the form of marketing data or customized written reports. The Company's clients are billed and revenue is generally recognized when such product is shipped to a client. In certain cases, the Company also provides subscriptions to unlimited products for a fixed fee and over a fixed period of time. Revenue from these arrangements is recognized ratably over the life of the arrangement.

CASH EQUIVALENTS

         Cash equivalents consist of commercial paper and money market investments purchased with original maturities of three months or less. Such cash equivalents aggregated approximately $22,969 and $9,937 at December 31, 1998 and 1997, respectively. Cash equivalents are carried at amortized cost, which approximates fair value. The Company considers all of its investments to be available for current operations and maintains its investments in securities which are highly liquid and would not result in losses if sold prior to maturity.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives as follows:

         Office and data processing equipment    3-10 years
         Computer software                       3 years
         Leasehold improvements                  Shorter of estimated useful
                                                 life or lease term

         Upon retirement or disposition, the cost and accumulated depreciation of assets disposed of are removed from the accounts, with any resulting gain or loss included in current operations. The Company evaluates the possible impairment of assets whenever events and circumstances indicate the carrying value of the assets may not be recoverable. Accordingly, the Company recorded a non-recurring charge of $183 for the impairment of fixed assets (primarily office furniture, fixtures and equipment) that will not be relocated to the Company's new headquarters building in April 1999.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


CONCENTRATIONS OF CREDIT RISK

         Financial instruments which subject the Company to potential concentrations of credit risks consist primarily of trade receivables. Since the Company's customers are primarily comprised of direct marketing companies, credit risk is principally affected by general economic conditions within the direct marketing industry. The Company performs periodic credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. No single customer accounted for more than ten percent of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996 or accounts receivable at December 31, 1998 and 1997.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, approximate fair values due to the short-term maturity of these instruments. The estimated fair value of capital lease obligations was determined based upon the present value of future expected cash flows, expected maturities and the borrowing rate of interest available to the Company with similar terms. At December 31, 1998, the fair value of the capital lease obligations approximates the carrying amount.

STOCK COMPENSATION PLANS

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

EARNINGS PER SHARE

         Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company adopted SFAS 128 for the fiscal year ended December 31, 1997. Basic and diluted net income per common share were arrived at using the following calculations:

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    1998        1997        1996
                                                  ---------   ---------   ---------
Numerator:
  Net income available to common shareholders     $  11,426   $   7,497   $   3,865

Denominator:
  Weighted average number of outstanding common
    shares                                            9,727       9,546       9,094
Dilutive effect of:
  Stock options                                         489         512         520
                                                  ---------   ---------   ---------
Weighted average number of outstanding common
 shares and common share equivalents                 10,216      10,058       9,614

Earnings per common share-- basic                 $    1.17   $    0.78   $    0.43
Earnings per common share-- diluted               $    1.12   $    0.74   $    0.40

    The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises. The Company has no issued preferred stock from which dividends would reduce earnings available to common shareholders.

INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Deferred tax assets or liabilities are recorded for the estimated future tax effects of temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities as well as for tax credit carryforwards. Valuation allowances may be provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

RECENT PRONOUNCEMENTS

         The Company will be required to apply recently issued accounting standards in its future financial statements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year 2000. SFAS 133 establishes standards that require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. The Company does not expect SFAS 132 to have a material impact on the Company's results of operations.

         In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company expects to adopt the provisions of SOP 98-1 in fiscal 1999 and such adoption is not expected to have a material effect on the Company's results of operations or financial position.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.    ABACUS DIRECT EUROPE

         The Company entered into an agreement with VNU Business Information Europe B.V. ("VNU"), a Dutch publishing and business information company, providing for the creation of a Netherlands joint venture in which the Company has a 50% ownership interest. The joint venture, Abacus Direct Europe B.V., was formed to create an alliance similar to the Abacus Alliance and to provide services similar to those of the Company to the European Community. The Company uses the equity method of accounting to account for its investment in Abacus Direct Europe B.V. During 1998, the Company contributed approximately $54 to the joint venture and recognized losses of $53. Abacus and VNU will each contribute approximately $2,000 in debt and equity during 1999 as well as certain services, information and licenses.


3.    PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                           ------------------------
                                                              1998          1997
                                                           ----------    ----------
Office and data processing equipment                       $    6,130    $    4,223
Computer software                                               1,423         1,138
Leasehold improvements                                            479           417
Equipment under capital leases                                  1,062            63
                                                           ----------    ----------
                                                                9,094         5,841
Accumulated depreciation and amortization                      (4,606)       (2,776)
                                                           ----------    ----------
Property and equipment, net                                $    4,488    $    3,065
                                                           ==========    ==========

4.    ACCRUED EXPENSES AND OTHER

         Accrued expenses consists of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Sales commissions                                       $      502    $      397
Bonuses                                                      1,389         1,149
Vacations                                                      539           371
Payroll, taxes and related expenses                          1,660           549
Third party commissions                                        596           207
Facility relocation                                            177          --
Other                                                          600           493
                                                        ----------    ----------
                                                        $    5,463    $    3,166
                                                        ==========    ==========

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.    STOCK OPTION PLANS

AMENDED AND RESTATED 1989 STOCK OPTION PLAN

         The Company adopted an Amended and Restated 1989 Stock Option Plan (the "1989 Plan") in March 1989 for officers, directors, employees and consultants of the Company which provided for the granting of options to purchase up to 1,836 shares of Common Stock. As of December 31, 1998, ten year options under the 1989 Plan to purchase an aggregate of 430 shares of the Common Stock at a weighted average exercise price of $3.70 per share were outstanding. Options granted to employees pursuant to the 1989 Plan may be either Incentive Stock Options ("ISOs") or non-ISOs. The exercise price per share of a nonqualified stock option to directors or consultants could not be less than 85% of the fair market value at the time of grant as determined by the board of directors. The exercise price per share of an incentive stock option to key employees could not be less than 100% of the fair market value at the time of grant.

         The options granted under the 1989 Plan vest either in either four or five equal annual installments commencing on the first anniversary of the date of grant, or immediately, subject to repurchase at the exercise price of any shares purchased upon exercise in the event of termination of the optionee's employment with the Company (other than due to death or disability). The Company's repurchase right is reduced by either twenty percent (20%) or twenty five percent (25%) on each anniversary of the grant date. The options may be exercised either by payment in cash of the exercise price or, at the discretion of the Board of Directors, by tendering shares of Common Stock having a fair market value equal to the option exercise price. The Company determined not to grant further options under the 1989 Plan after September 1996.

AMENDED AND RESTATED 1996 STOCK INCENTIVE PLAN

         The Company has adopted the 1996 Plan (the "1996 Plan") for officers, directors, employees, and consultants of the Company or any of its subsidiaries. The 1996 Plan currently authorizes the issuance of up to 1,100 shares of Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock. As of December 31, 1998, ten year options under the 1996 Plan to purchase an aggregate of 779 shares of the Common Stock at a weighted average exercise price of $34.39 per share were outstanding. The 1996 Plan authorizes the granting of stock options and restricted stock to employees, officers, directors and consultants of the Company and its subsidiaries and non-discretionary automatic awards of stock options to non employee directors of the Company.

         Options granted to employees may either be ISOs or non-ISOs. Each option has a maximum term of ten years from the date of the grant, subject to early termination. The Board of Directors may determine the exercise price provided that such price may not be less than the fair market value of the Common Stock on the date of grant. At the discretion of the Board of Directors, the exercise price of the options may be paid in cash or by tendering of shares of Common Stock having a fair market value equal to the exercise price of such option. At December 31, 1998, there were 230 shares available for grant under the 1996 Plan.

         The status of total stock options outstanding and exercisable under the 1989 and 1996 Plans as of December 31, 1998 follows:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     --------------------------------------------------- ----------------------------------
                                         WEIGHTED
                                          AVERAGE
     RANGE OF           NUMBER OF        REMAINING         WEIGHTED         NUMBER OF         WEIGHTED
     EXERCISE            SHARES         CONTRACTUAL         AVERAGE          SHARES            AVERAGE
      PRICES           AT 12/31/98     LIFE (YEARS)     EXERCISE PRICE     AT 12/31/98     EXERCISE PRICE
-------------------  ---------------- ----------------  ---------------- ----------------  ----------------
  $1.32-- $4.20                  379             6.90            $ 2.31              101           $  2.73
  14.00-- 21.50                  176             8.01             19.33               30             18.07
  21.75-- 34.50                  300             8.58             27.24               21             25.89
  35.00-- 44.06                  206             9.25             43.83               --                --
  46.00-- 51.00                  148             9.79             46.59                8             49.50
                     ---------------                                     ---------------
   1.32-- 51.00                1,209             8.23             23.48              160             10.97
                     ===============                                     ===============

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following is a summary of stock option activity:

                                                            WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE
                                                            EXERCISE        OPTIONS        EXERCISE
                                             OPTIONS          PRICE       EXERCISABLE        PRICE
                                          --------------  -------------- --------------- --------------
Outstanding at December 31, 1995                    510         $  1.30               5         $ 0.06
    Options granted                                 235            8.86
    Less options forfeited                           (1)           1.32
    Less options exercised                          --               --
                                                -------         -------
Outstanding at December 31, 1996                    744        $   3.69             102         $ 1.25
    Options granted                                 494           24.73
    Less options forfeited                          (35)          11.05
    Less options exercised                         (137)           1.55
                                                -------         -------
Outstanding at December 31, 1997                  1,066         $ 13.46             575         $ 3.78
    Options granted                                 409           44.14
    Less options forfeited                          (46)          29.74
    Less options exercised                         (220)          12.00
                                                -------         -------
Outstanding at December 31, 1998                  1,209         $ 23.48             160        $ 10.97
                                                =======         =======

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized in the financial statements. If compensation expense for the Company's stock option plans been determined on the basis of the fair value of the awards at the date of grant under the plan consistent with the method of accounting prescribed by SFAS 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                        1998             1997              1996
                                                    -------------    -------------     -------------
Net income
    As reported                                          $11,426           $7,497           $ 3,865
    Pro forma                                              8,653            5,713             3,681
Net income per common share -- basic
    As reported                                          $  1.17           $ 0.78           $  0.43
    Pro forma                                               0.89             0.60              0.40
Net income per common share -- diluted
    As reported                                          $  1.12           $ 0.74           $  0.40
    Pro forma                                               0.85             0.57              0.38

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of zero in all years; expected volatility of 58.7%, 64.8%, and 78.4%; risk-free interest rates ranging from 4.22% to 5.64%; 5.75% to 5.80% and 6.03% to 6.25%; and an expected term of five years. The risk-free rate used in the calculation is the yield on the grant date of a U.S. Treasury Note with a maturity equal to the expected term of the option.

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The weighted average fair value of options granted during the year ended December 31, 1998, 1997 and 1996 was $20.21, $14.15, and $6.29 per share, respectively.


6.    INCOME TAXES

         The Company's provision for income taxes is comprised of the following for the years ended December 31:

                                               1998          1997          1996
                                            ----------    ----------    ----------
Current tax expense
     Federal                                $    6,204    $    3,998    $    2,269
     State                                       1,185           501           284
                                            ----------    ----------    ----------
Total current expense                            7,389         4,499         2,553
Deferred tax benefit
     Federal                                      (276)         (186)         (164)
     State                                         (47)           (4)         --
                                            ----------    ----------    ----------
Total deferred tax benefit                        (323)         (190)         (164)
                                            ----------    ----------    ----------
Total provision for income taxes            $    7,066    $    4,309    $    2,389
                                            ==========    ==========    ==========

         The Company's deferred tax assets are comprised of the following at December 31:

                                                           1998          1997
                                                        ----------    ----------
Allowance for doubtful accounts                         $      375    $      288
Depreciation and amortization                                   70            43
Fixed asset impairment reserve                                 140          --
Accruals and other                                             212           143
                                                        ----------    ----------
                                                        $      797    $      474
                                                        ==========    ==========

         The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for 1998 and 34% for 1997 and 1996 to income before income taxes as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                          1998          1997          1996
                                                       ----------    ----------    ----------
U.S. federal income tax expense at statutory rate      $    6,473    $    4,014    $    2,126
Increases (decreases) resulting from:
     State income taxes, net of federal benefit               723           327           173
     Utilization of research and development credits          (33)         (108)          (20)
     Nondeductible items                                      (97)           76           110
                                                       ----------    ----------    ----------
Provision for income taxes                             $    7,066    $    4,309    $    2,389
                                                       ==========    ==========    ==========

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.    OBLIGATIONS UNDER CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

         The following is a schedule by year of future gross minimum payments for all leases and the present value of minimum capital lease payments as of December 31, 1998:

                                                                       TOTAL       OPERATING      CAPITAL
                                                                    ------------- ------------- -------------
1999                                                                     $ 1,770       $ 1,376        $  394
2000                                                                       1,871         1,493           378
2001                                                                       1,776         1,493           283
2002                                                                       1,360         1,360            --
2003                                                                       1,241         1,241            --
Thereafter                                                                 2,793         2,793            --
                                                                         -------       -------       -------
Total minimum lease payments                                             $10,811       $ 9,756       $ 1,055
                                                                         -------       -------       -------
  Less:  Amount representing interest                                                                   (116)
                                                                                                     -------
Present value of minimum capital lease payments                                                          939
  Less:  Current portion                                                                                (326)
                                                                                                      ------
Long-term obligations under capital leases at December 31, 1998                                       $  613
                                                                                                      ======

         The Company leases office space under certain non-cancelable operating leases which expire through March 31, 2006 and provide for options to renew at the end of the primary terms. Rent expense under these operating leases during the years ended December 31, 1998, 1997 and 1996 was $904, $517 and $254, respectively.

         The Company entered into a lease agreement (the "El Dorado Ridge Lease"), dated May 22, 1998, for approximately 75,000 square feet of office space in Broomfield, Colorado. This facility will be used to consolidate the Company's present executive offices and principal operations located in Westminster, Colorado, in April 1999. The existing facilities consist of 27,218 and 11,298 square feet of office space pursuant to lease agreements which expire in September 1999 and March 1999, respectively. The El Dorado Ridge Lease commences on April 1, 1999 and has a term of 7 years that is renewable for two consecutive five year terms. In association with the Company's planned move to a new headquarters facility, the Company recorded a non-recurring charge of $177 that represents lease payments for its largest Westminster facility to be paid after such facility is planned to be vacated through the expiration of the existing lease in September 1999.

         On September 2, 1998, the Company entered into an equipment lease agreement providing for the lease of $1,000 in computer equipment at $32 per month for a period of 36 months. The obligations of the Company under such agreement are secured by the leased equipment and the lease is accounted for as a capital lease. The Company also has certain telephone equipment under a capital lease that will expire in December 1999.


8.    EMPLOYEE SAVINGS PLAN

         During 1995, the Company implemented a 401(k) plan for the benefit of its employees. The Company matches 50% of employee contributions up to 6% of an individual's salary under this plan. During 1998, 1997 and 1996, the Company's matching contribution totaled $216, $163 and $124, respectively.

                            ABACUS DIRECT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for the years 1998 and 1997:

                                                                                     EARNINGS
                                                                                       PER
                                                                                   COMMON SHARE
                                                 GROSS           NET         -------------------------
                                  SALES          PROFIT         INCOME         BASIC         DILUTED
                                -----------    -----------    -----------    -----------    ----------
March 31, 1998                     $ 9,082        $ 7,111        $ 1,689         $ 0.17        $ 0.17
June 30, 1998                        9,367          7,111          1,801           0.19          0.18
September 30, 1998                  16,008         13,634          4,990           0.51          0.49
December 31, 1998                   12,522          9,542          2,946           0.30          0.29
                                  --------       --------        -------
                                  $ 46,979       $ 37,398       $ 11,426
                                  ========       ========        =======
March 31, 1997                     $ 5,525        $ 4,222         $  981         $ 0.10        $ 0.10
June 30, 1997                        5,986          4,700          1,085           0.11          0.11
September 30, 1997                  10,756          9,117          3,377           0.35          0.33
December 31, 1997                    8,704          6,990          2,054           0.21          0.20
                                  --------       --------        -------
                                  $ 30,971       $ 25,029        $ 7,497
                                  ========       ========        =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 31, 1999                 ABACUS DIRECT CORPORATION


                                        By: /s/ M. ANTHONY WHITE
                                           ------------------------------------
                                                   M. Anthony White
                                                Chairman of the Board and
                                           Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abacus and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

           /s/ M. ANTHONY WHITE                Chairman of the Board and Chief        March 31, 1999
-----------------------------------------      Executive Officer and Director
             M. Anthony White

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


            /s/ CARLOS E. SALA                 Senior Vice President-- Finance,       March 31, 1999
-----------------------------------------      Chief Financial Officer, Secretary
              Carlos E. Sala                   and Treasurer

DIRECTORS:


           /s/ DANIEL C. SNYDER                President, Emerging Markets,           March 31, 1999
-----------------------------------------      Chairman -- Abacus Direct Europe
             Daniel C. Snyder                  and Director


              /s/ FRANK KENNY                  Director                               March 31, 1999
-----------------------------------------
                Frank Kenny


             /s/ ANTONY H. LEE                 Director                               March 31, 1999
-----------------------------------------
               Antony H. Lee


            /s/ ROBERT L. NORTH                Director                               March 31, 1999
-----------------------------------------
              Robert L. North

                                                                     SCHEDULE II

                            ABACUS DIRECT CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                    BALANCE AT       ADDITIONS                       BALANCE AT
                                    BEGINNING       CHARGED TO                         END
                                    OF PERIOD       OPERATIONS      WRITE-OFFS       OF PERIOD
                                  -------------   -------------   -------------    -------------
Allowance for Doubtful Accounts
Year Ended:
    December 31, 1996             $         126   $         326   $         (77)   $         375
    December 31, 1997             $         375   $       2,068   $      (1,656)   $         787
    December 31, 1998             $         787   $       2,494   $      (2,318)   $         963

                               INDEX TO EXHIBITS

               EXHIBIT
               NUMBER                  DESCRIPTION OF DOCUMENT
               ------                  -----------------------

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

                3.01      --  Certificate of Incorporation of Abacus Direct Corporation.
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

               10.01*     --  Amended and Restated 1989 Stock Option Plan, as amended.
                              Incorporated by reference to Exhibit 10.0 to the Registration Statement.

               10.02*     --  Amended and Restated 1996 Stock Incentive Plan.  Incorporated by
                              reference to Exhibit A to the definitive proxy statement filed pursuant to Regulation 14A promulgated under the Securities
                              Exchange Act of 1934 in connection with the Company's 1997 Annual
                              Meeting of Stockholders.

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               ------                            -----------------------
               10.03*      -- Employment Agreement dated August 6, 1996 between the
                              Company and M. Anthony White. Incorporated by reference
                              to Exhibit 10.03 to the Registration Statement.

               10.04*      -- Employment Agreement dated August 6, 1996 between the Company and Daniel C. Snyder. Incorporated by reference to Exhibit 10.04 to the Registration Statement.

               10.05*      -- Employment Agreement dated April 25, 1997 between the Company and
                              Carlos E. Sala.  Incorporated by reference to Exhibit 10.05 to the Annual Report on Form 10-K for the year ended December 31,
                              1997.

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

                10.07      -- Lease dated December 2, 1997, between Westpike LLC, Garfield
                              Limited Liability Company, 520 Cooper Limited Liability Company
                              and Philip M. Holstein, as landlord, and the Company for suite
                              110 at 8700 Turnpike Drive, Westminster, CO 80030.  Incorporated
                              by reference to Exhibit 10.07 to the Annual Report on Form 10-K for the year ended December 31, 1997.

                10.08      -- Sublease dated May 15, 1997, between The Really Useful Company,
                              Inc. and the Company for a portion of the 15th floor at One
                              Rockefeller Plaza, New York, New York.  Incorporated by reference to Exhibit 10.08 to the Annual Report on Form 10-K for the year ended December 31, 1997.

               10.09*      -- Form of Indemnification Agreement entered into between the Company and each of its officers and directors. Incorporated by reference to Exhibit 10.10 to the Registration Statement.

                10.10      -- Form of agreement between the Company and members of the Abacus
                              Alliance. Incorporated by reference to Exhibit 10.11 to the
                              Registration Statement.

                10.11      -- Registration Rights Agreement dated as of August 5, 1996 among the Company and certain shareholders of the Company named
                              therein.  Incorporated by reference to Exhibit 10.18 to the
                              Registration Statement.

               10.12*      -- Forms of Stock Option Agreements used under the Amended and Restated
                              1989 Stock Option Plan, as amended. Incorporated by reference to Exhibit
                              10.19 to the Registration Statement.

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               ------                            -----------------------
                10.13      -- Lease dated May 22, 1998, between Western States Ventures, LLC, as Landlord, and the Company.  Incorporated by reference to
                              Exhibit 10.01 to the Quarterly Report on Form 10-Q for the
                              quarterly period ended June 30, 1998.

                10.14     --  Master Lease dated September 2, 1998, between COMDISCO, Inc. as
                              Lessor, and the Company.  Incorporated by reference to Exhibit
                              10.01 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

               10.15*     --  Employment Agreement dated November 2, 1998 between the Company and Christopher M. Dice.  Incorporated by reference to Exhibit
                              10.02 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

               The following documents are filed herewith:

               10.16*     --  Letter Agreement dated December 3, 1998 between the Company and
                              Daniel C. Snyder.

               10.17*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and M. Anthony White.

               10.18*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Daniel C. Snyder.

               10.19*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Carlos E. Sala.

               10.20*     --  Amendment No. 1 to the Employment Agreement dated as of January
                              7, 1999 between the Company and Christopher M. Dice.

               10.21*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and M. Anthony White.

               10.22*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and Daniel C. Snyder.

               10.23*     --  Omnibus amendment to Stock Option Agreements dated as of January
                              7, 1999 between the Company and Carlos E. Sala.

                10.24     --  Joint Venture Agreement between Abacus Direct International, Inc.
                              and VNU Business Information Europe B.V. ("VNU").

                21.01     --  Subsidiaries of the Registrant.

                23.01     --  Consent of PricewaterhouseCoopers LLP.

                27.01     --  Financial Data Schedule.

* This Exhibit represents a management contract or compensatory plan.