Form 10-Q
period 1999-03-31
ABACUS DIRECT CORP
filed 1999-05-17
CIK 1021080

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-28834


                            ABACUS DIRECT CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               84-1118166
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

      11101 WEST 120TH AVENUE,
        BROOMFIELD, COLORADO                                       80021
(Address of principal executive offices)                         (Zip Code)

                                 (303) 410-5100
               (Registrants telephone number, including area code)

                  8774 YATES DRIVE, WESTMINSTER, COLORADO 80030
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value:
9,882,722 shares outstanding as of May 7, 1999.


================================================================================

                            ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                                 MARCH 31, 1999

                                                                                        PAGE
                                                                                        ----
PART I.      FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Statements of Operations                                  3

                    Consolidated Balance Sheets                                            4

                    Consolidated Statements of Cash Flows                                  5

                    Notes to Condensed Consolidated Financial Statements                   6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                             7

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                     11


PART II.     OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                      12


SIGNATURE                                                                                 13


INDEX TO EXHIBIT                                                                          14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            ABACUS DIRECT CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                             1999          1998
                                           --------      --------
Net revenues                               $ 12,753      $  9,082
Cost of revenues                              3,033         1,971
                                           --------      --------
   Gross profit                               9,720         7,111
Operating expenses:
   Selling and marketing                      4,014         3,026
   General and administrative                 1,526         1,120
   Research and development                     573           442
                                           --------      --------
     Total operating expenses                 6,113         4,588
                                           --------      --------
Income from operations                        3,607         2,523
Equity in losses of joint venture              (138)           --
Interest and other income, net                  275           137
                                           --------      --------
Income before income taxes                    3,744         2,660
Provision for income taxes                    1,475           971
                                           --------      --------
     Net income                            $  2,269      $  1,689
                                           ========      ========

Net income per common share -- basic       $   0.23      $   0.17
Net income per common share -- diluted     $   0.22      $   0.17

Weighted average number of outstanding
     common shares -- basic                   9,867         9,671
Weighted average number of outstanding
     common shares -- diluted                10,418        10,173


      See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            MARCH 31,  DECEMBER 31,
                                                                                              1999        1998
                                                                                           ----------  -----------
                                                                                           (UNAUDITED)
                                                ASSETS
Current assets:
   Cash and cash equivalents                                                                 $25,551     $24,263
   Accounts receivable (less allowance for doubtful accounts
     of $1,469 and $963 at March 31, 1999 and December 31, 1998,
     respectively)                                                                            12,426      12,034
   Prepaid expenses and other current assets                                                   1,149         630
   Income taxes receivable                                                                        --       1,107
   Deferred taxes                                                                                727         727
                                                                                             -------     -------
     Total current assets                                                                     39,853      38,761
Property and equipment, net                                                                    4,330       4,488
Deferred taxes and other assets                                                                   70          71
                                                                                             -------     -------
     Total assets                                                                            $44,253     $43,320
                                                                                             =======     =======


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                          $   474     $   614
   Accrued expenses and other current liabilities                                              3,695       5,463
   Current obligations under capital leases                                                      329         326
                                                                                             -------     -------
     Total current liabilities                                                                 4,498       6,403
Obligations under capital leases, net of current portion                                         531         613
Commitments and contingencies                                                                     --          --
Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized; no shares
     issued and outstanding                                                                       --          --
   Common stock, $0.001 par value; 25,000 shares authorized; 9,879 and 9,858 shares issued and outstanding at March 31, 1999
     and December 31, 1998, respectively                                                          10          10
   Additional paid-in capital                                                                 13,253      12,603
   Retained earnings                                                                          25,961      23,691
                                                                                             -------     -------
     Total stockholders' equity                                                               39,224      36,304
                                                                                             -------     -------
     Total liabilities and stockholders' equity                                              $44,253     $43,320
                                                                                             =======     =======

      See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
OPERATING ACTIVITIES
   Net income                                                      $  2,269      $  1,689
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      627           364
     Equity in losses of joint venture                                  138            --
     Changes in assets and liabilities:
       Accounts receivable, net                                        (392)          (84)
       Prepaid expenses and other current assets                       (519)           26
       Income taxes receivable                                        1,386           783
       Accounts payable                                                (140)           32
       Accrued expenses and other current liabilities                (1,898)         (952)
                                                                   --------      --------
     Net cash provided by operating activities                        1,471         1,858

INVESTING ACTIVITIES
   Purchases of property and equipment                                 (469)         (582)
   Investment in joint venture                                           (7)           --
                                                                   --------      --------
     Net cash used in investing activities                             (476)         (582)

FINANCING ACTIVITIES
   Principal payments on capital leases                                 (79)           (3)
   Issuance of common stock                                             372           310
                                                                   --------      --------
     Net cash provided by financing activities                          293           307
                                                                   --------      --------
Net increase (decrease) in cash                                       1,288         1,583
Cash and cash equivalents at beginning of period                     24,263        10,490
                                                                   --------      --------
Cash and cash equivalents at end of period                         $ 25,551      $ 12,073
                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                   $     19      $      1
   Income taxes paid                                                     --           189

      See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL INFORMATION

         These condensed consolidated financial statements are unaudited and have been prepared by Abacus Direct Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions under Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the fiscal 1998 consolidated financial statements to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Revenues. Net revenues increased 40.4% to $12.8 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998 due primarily to an increase in sales to existing and new catalog clients and revenues generated from direct marketing clients outside the catalog industry. During the first quarter of 1999, the Company introduced a subscription pricing alternative where clients have access to its services for an annual fee. This pricing alternative is designed to encourage clients to use more of the Company's services and to dedicate more resources to work with Abacus employees to improve performance. At March 31, 1999, the Company had 140 titles under this type of agreement representing approximately $14.0 million in revenue during 1999.

         Cost of Revenues. Cost of revenues increased 53.9% to $3.0 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998, due primarily to increases in staff, contract labor dedicated to the Year 2000 Issue, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 23.8% in 1999 from 21.7% in 1998 due primarily to an increase in employee and non-employee staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 32.7% to $4.0 million or 31.5% of net revenues for the three months ended March 31, 1999 from $3.0 million or 33.3% of net revenues for the three months ended March 31, 1998. The increase in selling and marketing expenses is due primarily to an increase in sales staff and associated expenses, an increase in bad debt expense, higher commissions as a result of higher revenues, and the addition of marketing personnel dedicated to selling the Company's services to other non-catalog direct marketing clients. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers.

         General and Administrative. General and administrative expenses increased 36.3% to $1.5 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. The increase in general and administrative expenses resulted primarily from an increase in staff and executive management to support overall Company growth along with higher salary increases and higher legal and other professional fees. General and administrative expenses decreased as a percentage of net revenues to 12.0% for the three months ended March 31, 1999 from 12.3% for the three months ended March 31, 1998 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in net revenues.

         Research and Development. Research and development expenses increased 29.6% to $573,000 for the three months ended March 31, 1999 from $442,000 for the three months ended March 31, 1998. The increase in research and development expenses resulted primarily from an increase in staff and related expenses to develop technologies and processes to deliver new and better data service products to existing and prospective clients and to adapt the Company's statistical techniques to support the addition of other non-catalog direct marketing clients. Since the increase in the amount of expenses did not increase at the same rate as net revenues for the three months ended March 31, 1999, research and development expenses decreased as a percentage of net revenues to 4.5% in 1999 compared to 4.9% for the same period in 1998.

         Operating Profit. Operating profit increased 43.0% to $3.6 million or 28.3% of net revenues for the three months ended March 31, 1999 from $2.5 million or 27.8% of net revenues for the three months ended March 31, 1998. The increases in operating profit and operating margin are due primarily to the combined effect of higher net revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The improvement in operating profit and margin was partially offset by additional expenditures to provide services to other non-catalog direct marketing clients as well as higher investments in information technology and higher staffing levels throughout the Company.

         Equity in Losses of Joint Venture. Equity in losses of joint venture for the three months ended March 31, 1999, of $138,000 represents the Company's share of losses in Abacus Direct Europe, B.V., its joint venture with VNU, which commenced operations during the fourth quarter of 1998. The Company anticipates that it will recognize additional losses from Abacus Direct Europe, B.V. during the second and third quarters of 1999 as well as invest approximately $2.0 million in cash to develop its operations during the remainder of 1999.

         Interest and Other Income, Net. Net interest income increased to $275,000 for the three months ended March 31, 1999 from $137,000 for the same period in 1998. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the three months ended March 31, 1999 increased to $1.5 million from $971,000 for the same period in 1998. The increase in tax is due principally to higher pre-tax income. For the three months ended March 31, 1999, the Company's effective tax rate increased to 39.4% from 36.5% during the same period in 1998. The increase in the effective tax rate is due primarily to the Company's presence in more states and a valuation allowance recorded against the tax benefit from equity investee losses.

         Net Income. Net income for the three months ended March 31, 1999 was $2.3 million or $0.22 per diluted common share compared with net income of $1.7 million or $0.17 per diluted common share for the three months ended March 31, 1998. The increase in net income and net income per common share reflects higher operating income and net interest income.


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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash provided by operating activities for the three months ended March 31, 1999 was $1.5 million compared to $1.9 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, the decrease in operating cash flow was due primarily to the payment of accrued expenses and additional investment in working capital (primarily accounts receivable) to support the increase in net revenues, which was partially offset by higher net income as compared to the prior year. As of March 31, 1999, net working capital increased by $3.0 million to $35.4 million compared to $32.4 million as of December 31, 1998.

         Cash used in investing activities for the three months ended March 31, 1999 was $476,000 compared to $582,000 for the three months ended March 31, 1998. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support revenue growth and the Company's investments in Abacus Direct Europe, B.V. The Company plans to invest approximately $2.0 million to develop the operations of the joint venture during the remainder of 1999. As a result of the Company's relocation to a new headquarters facility in Broomfield, Colorado in April 1999, the Company plans to spend approximately $1.8 million of its cash reserves for office furniture, leasehold improvements and other relocation expenses during the second quarter of 1999.

         During the three months ended March 31, 1999, net cash generated from financing activities was $293,000 compared to $307,000 for the three months ended March 31, 1998 due primarily to proceeds received from the exercise of employee stock options that were partially offset by principal payments on capital lease obligations.

         The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled $25.6 million at March 31, 1999. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs for the foreseeable future.


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

         The Company has communicated with members of the Abacus Alliance and is in the process of determining the extent to which the Company is vulnerable to the Abacus Alliance members' failure to remediate their own Year 2000 Issues. As a result of its own internal assessment of the transactional files contributed by the Abacus Alliance members, the Company has determined that those files which contain date-sensitive data may require modification or conversion to recognize the correct century prior to loading to the Abacus Alliance database. Similarly, demographic and change of address information that is obtained from third parties and used to enhance the transactional data on the Abacus Alliance database may also require conversion or modification to be Year 2000 compliant.

         The Company has also communicated with a significant number of its external suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Primarily, the Year 2000 Issues from external suppliers relates to the Company's accounting and invoicing software systems, statistical software, data sorting software, and payroll processing. Some of these vendors have certified their products to be Year 2000 compliant while others are preparing to make them compliant in 1999. In the event the Company is operating a version of software or using a vendor's product that is not Year 2000 ready, it plans to either upgrade to the new version or product or seek substitutes that are Year 2000 compliant. To the extent that the systems of third parties or other companies on which the Company's systems rely are not timely converted or if such conversion is incompatible with the Company's systems, the Company's operations may be materially adversely affected.

         The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. The Company plans to complete its Year 2000 project in September 1999. The total remaining cost of the Year 2000 project is estimated at $350,000 to $550,000 and is being funded through operating cash flow and is not expected to have a material effect on the results of operations or financial condition of the Company. Through March 31, 1999, the Company has incurred and expensed approximately $615,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The Company has not yet developed any contingency plans in the event its Year 2000 remediation efforts are unsuccessful, but plans to do so during this year. While the Company has not identified a reasonably likely worst case scenario in the event it doesn't become Year 2000 compliant, the Company continues to evaluate the Year 2000 Issue and is attempting to address any Year 2000 deficiencies.

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


FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services, technologies and pricing methods, resolution of the Year 2000 Issue, existing and potential partnerships, strategic alliances and joint ventures, development and execution of an internet related strategy, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) changes in technology; (v) the seasonality and cyclical nature of the direct marketing industry; (vi) changes in postal rates and paper prices; (vii) the nature and amount of the Company's revenues and expenses; and (viii) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents, which is designed for conservation of principal, liquidity and diversification. Such investments are subject to inherent interest rate risk as they mature and are renewed at current market rates. The Company does not presently use derivative financial instruments to adjust its risk profile. The Company is subject to competitive and fluctuating economic conditions of the direct marketing industry as a result of the Company's activities in such industry.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The following exhibit is hereby filed as part of this Quarterly Report on Form 10-Q.

         27.01    -- Financial Data Schedule

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 17, 1999             ABACUS DIRECT CORPORATION


                           By:          /s/ CARLOS E. SALA
                              --------------------------------------
                                          Carlos E. Sala
                                  Senior Vice President- Finance
                                    and Chief Financial Officer

                                (Principal Financial and Accounting
                                Officer and duly authorized officer)

                                INDEX TO EXHIBIT

            EXHIBIT
             NUMBER        DESCRIPTION
            -------        -----------
             27.01         Financial Data Schedule (for electronic filing only)