Form 10-Q
period 1999-06-30
ABACUS DIRECT CORP
filed 1999-08-16
CIK 1021080

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE TRANSITION PERIOD FROM        TO
                                                      ------     ------

                         COMMISSION FILE NUMBER 0-28834


                           ABACUS DIRECT CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            84-1118166
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         11101 WEST 120TH AVENUE,
          BROOMFIELD, COLORADO                                      80021
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value: 9,934,942 shares outstanding as of August 6, 1999.

===============================================================================

                           ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                                 JUNE 30, 1999

                                                                         PAGE
                                                                         ----

PART I.      FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Statements of Operations                                 3

                    Balance Sheets                                           4

                    Statements of Cash Flows                                 5

                    Notes to Condensed Financial Statements                  6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                               7

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                       12


PART II.     OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                        13

         ITEM 5.    OTHER INFORMATION                                       13

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                        15


SIGNATURE                                                                   16


INDEX TO EXHIBITS                                                           17

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS


                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                         --------------------   --------------------
                                           1999        1998       1999        1998
                                         --------    --------   --------    --------
Net revenues                             $ 13,215    $  9,367   $ 25,968    $ 18,449
Cost of revenues                            3,430       2,256      6,463       4,227
                                         --------    --------   --------    --------
   Gross profit                             9,785       7,111     19,505      14,222
Operating expenses:
   Selling and marketing                    4,128       2,911      8,142       5,936
   General and administrative               1,117       1,123      2,643       2,244
   Research and development                   808         409      1,381         851
                                         --------    --------   --------    --------
     Total operating expenses               6,053       4,443     12,166       9,031
                                         --------    --------   --------    --------
Income from operations                      3,732       2,668      7,339       5,191
Equity in losses of joint venture            (227)         --       (365)         --
Interest and other income, net                292         168        567         305
                                         --------    --------   --------    --------
Income before income taxes                  3,797       2,836      7,541       5,496
Provision for income taxes                  1,489       1,035      2,964       2,006
                                         ========    ========   ========    ========
     Net income                          $  2,308    $  1,801   $  4,577    $  3,490
                                         ========    ========   ========    ========

Net income per common share -- basic     $   0.23    $   0.19   $   0.46    $   0.36
Net income per common share -- diluted   $   0.22    $   0.18   $   0.44    $   0.34

Weighted average number of outstanding
     common shares -- basic                 9,888       9,712      9,878       9,692
Weighted average number of outstanding
     common shares -- diluted              10,520      10,236     10,475      10,202

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          JUNE 30,    DECEMBER 31,
                                                                           1999          1998
                                                                       ------------   -----------
                                                                        (UNAUDITED)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                              $23,563       $24,263
   Accounts receivable (less allowance for doubtful accounts
     of $1,033 and $963 at June 30, 1999 and December 31, 1998,
respectively)                                                              14,857        12,034
   Prepaid expenses and other current assets                                1,282           630
   Income taxes receivable                                                  1,225         1,107
   Deferred taxes                                                             794           727
                                                                          -------       -------
     Total current assets                                                  41,721        38,761
Property and equipment, net                                                 7,114         4,488
Deferred taxes and other assets                                               146            71
                                                                          =======       =======
     Total assets                                                         $48,981       $43,320
                                                                          =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $   872       $   614
   Accrued expenses and other current liabilities                           4,559         5,463
   Current obligations under capital leases                                   325           326
                                                                          -------       -------
     Total current liabilities                                              5,756         6,403
Obligations under capital leases, net of current portion                      447           613
Commitments and contingencies                                                  --            --
Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized; no shares
issued and outstanding                                                         --            --
   Common stock, $0.001 par value; 25,000 shares authorized; 9,909 and 9,858 shares issued and outstanding at June 30, 1999
and December 31, 1998, respectively                                            10            10
   Additional paid-in capital                                              14,499        12,603
   Retained earnings                                                       28,269        23,691
                                                                          -------       -------
     Total stockholders' equity                                            42,778        36,304
                                                                          -------       -------
     Total liabilities and stockholders' equity                           $48,981       $43,320
                                                                          =======       =======

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                     STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1999         1998
                                                                 ---------    --------
OPERATING ACTIVITIES
   Net income                                                    $  4,577    $  3,490
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                  1,347         731
     Equity in losses of joint venture                                365          --
     Changes in assets and liabilities:
       Accounts receivable, net                                    (2,823)       (582)
       Prepaid expenses and other current assets                     (319)        (18)
       Income taxes receivable                                        830          18
       Deferred taxes and other assets                               (113)         --
       Accounts payable                                               258        (481)
       Accrued expenses and other current liabilities                (904)        720
                                                                 --------    --------
     Net cash provided by operating activities                      3,218       3,878

INVESTING ACTIVITIES
   Purchases of property and equipment                             (3,973)     (1,373)
   Investment in joint venture                                       (394)         --
   Loan to joint venture                                             (333)         --
                                                                 --------    --------
     Net cash used in investing activities                         (4,700)     (1,373)

FINANCING ACTIVITIES
   Principal payments on capital leases                              (167)         (7)
   Issuance of common stock                                           949         508
                                                                 --------    --------
     Net cash provided by financing activities                        782         501
                                                                 --------    --------
Net increase (decrease) in cash                                      (700)      3,006
Cash and cash equivalents at beginning of period                   24,263      10,490
                                                                 ========    ========
Cash and cash equivalents at end of period                       $ 23,563    $ 13,496
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                 $     31    $      1
   Income taxes paid                                             $  2,078    $  1,409

            See accompanying Notes to Condensed Financial Statements

                           ABACUS DIRECT CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL INFORMATION.

         These condensed consolidated financial statements are unaudited and have been prepared by Abacus Direct Corporation ("Abacus" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions under Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the fiscal 1998 consolidated financial statements to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net Revenues. Net revenues increased 41.1% to $13.2 million for the three months ended June 30, 1999 from $9.4 million for the three months ended June 30, 1998 due primarily to an increase in sales to existing and new catalog clients and revenues generated from direct marketing clients outside the catalog industry.

         Cost of Revenues. Cost of revenues increased 52.0% to $3.4 million for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30, 1998, due primarily to increases in staff, contract labor dedicated to the Year 2000 Issue, rent, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 26.0% in 1999 from 24.1% in 1998 due primarily to an increase in employee and non-employee staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 41.8% to $4.1 million or 31.2% of net revenues for the three months ended June 30, 1999 from $2.9 million or 31.1% of net revenues for the three months ended June 30, 1998. The increase in selling and marketing expenses is due primarily to an increase in sales staff which resulted in higher training costs, travel expenses and rent, and higher commissions associated with higher revenues. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers.

         General and Administrative. General and administrative expenses for the three months ended June 30, 1999 were comparable to the prior year at $1.1 million. General and administrative expenses decreased as a percentage of net revenues to 8.5% for the three months ended June 30, 1999 from 12.0% for the three months ended June 30, 1998 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in net revenues. The Company expects that general and administrative expenses will increase during the third and fourth quarters of 1999 as much of the year's incentive compensation is earned during the seasonally strong second half.

         Research and Development. Research and development expenses increased 97.6% to $808,000 for the three months ended June 30, 1999 from $409,000 for the three months ended June 30, 1998. The increase in research and development expenses resulted primarily from higher salaries and employee related expenses, rent and travel. Research and development expenses increased as a percentage of net revenues to 6.1% for the three months ended June 30, 1999 compared to 4.4% for the same period in 1998 due primarily to an increase in staff assigned to performance initiatives and to develop new products.

         Operating Profit. Operating profit increased 39.9% to $3.7 million for the three months ended June 30, 1999 from $2.7 million for the three months ended June 30, 1998. The increase in operating profit was due primarily to the combined effect of higher net revenues and the fixed cost nature of certain expenses, which did not increase proportionately with the growth in net revenues. The operating margin of 28.2% for the three months ended June 30, 1999 was comparable to the operating margin of 28.5% for the same period in 1998.

         Equity in Losses of Joint Venture. Equity in losses of joint venture for the three months ended June 30, 1999, of $227,000 represents the Company's share of losses in Abacus Direct Europe, B.V., its joint venture with VNU, which commenced operations during the fourth quarter of 1998. The Company anticipates that it will recognize additional losses from Abacus Direct Europe, B.V. during the third and fourth quarters of 1999 as well as invest an additional $1.3 million in cash to develop its operations during the remainder of 1999.

         Interest and Other Income, Net. Net interest income increased to $292,000 for the three months ended June 30, 1999 from $168,000 for the same period in 1998. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the three months ended June 30, 1999 increased to $1.5 million from $1.0 million for the same period in 1998. The increase in tax is due principally to higher pre-tax income. For the three months ended June 30, 1999, the Company's effective tax rate increased to 39.2% from 36.5% during the same period in 1998. The increase in the effective tax rate is due primarily to a valuation allowance recorded against the tax benefit from equity investee losses.

         Net Income. Net income for the three months ended June 30, 1999 was $2.3 million or $0.22 per diluted common share compared with net income of $1.8 million or $0.18 per diluted common share for the three months ended June 30, 1998. The increase in net income and net income per common share reflects higher operating income and net interest income.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net Revenues. Net revenues increased 40.8% to $26.0 million for the six months ended June 30, 1999 from $18.4 million for the six months ended June 30, 1998 due primarily to an increase in sales to existing and new catalog clients and revenues generated from direct marketing clients outside the catalog industry.

         Cost of Revenues. Cost of revenues increased 52.9% to $6.5 million for the first six months ended June 30, 1999 from $4.2 million for the first six months ended June 30, 1998, due primarily to increases in staff, contract labor dedicated to the Year 2000 Issue, rent, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 24.9% in 1999 from 22.9% in 1998 due primarily to increases in employee and non-employee staffing levels, the Year 2000 Issue spending and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 37.2% to $8.1 million for the six months ended June 30, 1999 from $5.9 million for the six months ended June 30, 1998. The increase in selling and marketing expenses is due primarily to an increase in sales staff which resulted in higher training costs, travel expenses and rent, and higher commissions associated with higher revenues. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. Selling and marketing expenses at 31.4% of net revenues for the three months ended June 30, 1999 was comparable to 32.2% of net revenues for the same period in 1998.

         General and Administrative. General and administrative expenses increased 17.8% to $2.6 million for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth, higher professional fees and an increase in recruiting and moving expenses. General and administrative expenses for the six months ended June 30, 1999 decreased to 10.2% of net revenues compared to 12.2% for the six months ended June 30, 1998 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in net revenues.

         Research and Development. Research and development expenses increased 62.3% to $1.4 million for the six months ended June 30, 1999 from $851,000 for the six months ended June 30, 1998. The increase in research and development expenses resulted primarily from higher salaries and employee related expenses, rent and travel. Research and development expenses increased as a percentage of net revenues to 5.3% for the six months ended June 30, 1999 compared to 4.6% for the same period in 1998 due primarily to an increase in staff assigned to performance initiatives and to develop new products.

         Operating Profit. Operating profit increased 41.4% for the six months ended June 30, 1999 to $7.3 million from $5.2 million for the six months ended June 30, 1998. The increase in operating profit was due to increased spending in information technology, research and development and staffing levels throughout the Company that were offset by higher net revenues. The operating margin of 28.3% for the six months ended June 30, 1999 was comparable to the operating margin of 28.1% for the same period in 1998.

         Interest and Other Income, Net. Net interest income for the six months ended June 30, 1999 increased 85.9% to $567,000 from $305,000 for the six months ended June 30, 1998. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the six months ended June 30, 1999 increased to $3.0 million from $2.0 million for the same period in 1998. The increase in tax is due principally to higher pre-tax income. For the six months ended June 30, 1999, the Company's effective tax rate increased to 39.3% from 36.5% during the same period in 1998. The increase in the effective tax rate is due primarily to a valuation allowance recorded against the tax benefit from equity investee losses.

         Net Income. Net income for the six months ended June 30, 1999 increased 31.1% to $4.6 million or $0.44 per diluted common share compared with net income of $3.5 million or $0.34 per diluted common share for the six months ended June 30, 1998. The increase in net income and net income per common share reflects higher operating and net interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash provided by operating activities for the six months ended June 30, 1999 was $3.2 million compared to $3.9 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, the decrease in operating cash flow was due primarily to the payment of accrued expenses and additional investment in working capital (primarily accounts receivable) to support the increase in net revenues, which was partially offset by higher net income as compared to the prior year. As of June 30, 1999, net working capital increased by $3.6 million to $36.0 million compared to $32.4 million as of December 31, 1998.

         On June 13, 1999, Abacus Direct Corporation entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with DoubleClick, Inc. ("DoubleClick") pursuant to which DoubleClick has agreed to acquire Abacus. In connection with the merger, Abacus plans to record a one-time charge in the quarter in which the transaction closes relating to expenses incurred with this transaction.

         Cash used in investing activities for the six months ended June 30, 1999 was $4.7 million compared to $1.4 million for the six months ended June 30, 1998. These activities represent capital expenditures for computer equipment and peripheral systems and office equipment necessary to support revenue growth and the Company's investments in Abacus Direct Europe, B.V. The Company made an additional equity investment in Abacus Direct Europe, B.V. in the amount of $394,000 and also provided a loan of $333,000 during the second quarter of 1999. The Company plans to invest approximately $1.3 million to develop the operations of the joint venture during the remainder of 1999. As a result of the Company's relocation to a new headquarters facility in Broomfield, Colorado in April 1999, the Company spent $4.0 million on office furniture, computer equipment, leasehold improvements and other relocation expenses during the second quarter of 1999.

         During the six months ended June 30, 1999, net cash generated from financing activities was $782,000 compared to $501,000 for the six months ended June 30, 1998 due primarily to proceeds received from the exercise of employee stock options that were partially offset by principal payments on capital lease obligations.

         The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled $23.6 million at June 30, 1999. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs for the foreseeable future.

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

         The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. The Company plans to complete its Year 2000 project during the fourth quarter of 1999. The total remaining cost of the Year 2000 project is estimated at $250,000 to $350,000 and is being funded through operating cash flow and is not expected to have a material effect on the results of operations or financial condition of the Company. Through June 30, 1999, the Company has incurred and expensed approximately $887,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The Company has not yet developed any contingency plans in the event its Year 2000 remediation efforts are unsuccessful, but plans to do so during this year. While the Company has not identified a reasonably likely worst case scenario in the event it doesn't become Year 2000 compliant, the Company continues to evaluate the Year 2000 Issue and is attempting to address any Year 2000 deficiencies.

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

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the expansion of the Abacus Alliance, the reception of new services, technologies and pricing methods, resolution of the Year 2000 Issue, existing and potential partnerships, strategic alliances and joint ventures, development and execution of an internet related strategy, the merger with DoubleClick, the success of new initiatives and the likelihood of incremental revenues offsetting expenses related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's services from the direct marketing industry; (ii) governmental regulation regarding privacy issues; (iii) the actions of current and potential new competitors; (iv) changes in technology; (v) the seasonality and cyclical nature of the direct marketing industry; (vi) changes in postal rates and paper prices; (vii) the nature and amount of the Company's revenues and expenses;
(viii) the ability to successfully consummate the merger between Abacus and DoubleClick and successfully operate the combined companies, and (ix) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

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

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on June 4, 1999. Of the 9,877,521 shares of common stock entitled to vote at the meeting, 8,550,490 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 86.6% of the Company's outstanding shares of common stock eligible to vote at the Annual Meeting.

         At the meeting, the Company's stockholders approved: (i) the election of M. Anthony White, Daniel C. Snyder, Frank Kenny, Antony H. Lee, and Robert
L. North to the Board of Directors ("Proposal 1"); (ii) the adoption of the Company's 1999 Stock Incentive Plan ("Proposal 2"); and (iii) the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 ("Proposal 3"). Proposals 1, 2 and 3 were approved by the Company's stockholders as follows:

                                                                 VOTES
                                                                AGAINST
                                                                   OR            VOTES           BROKER
                                               VOTES FOR        WITHHELD       ABSTAINING       NON-VOTES
                                              ------------     -----------     -----------     ----------
PROPOSAL 1
   A. Anthony White                             8,503,729          46,761              --              --
   Daniel C. Snyder                             8,519,629          30,861              --              --
   Frank Kenny                                  8,519,629          30,861              --              --
   Antony H. Lee                                8,519,629          30,861              --              --
   Robert L. North                              8,519,629          30,861

PROPOSAL 2                                      4,226,067       3,398,245          12,261         913,917

PROPOSAL 3                                      8,546,894             680           2,916              --

ITEM 5. OTHER INFORMATION.

DOUBLECLICK MERGER

         On June 13, 1999, Abacus entered into the Merger Agreement with DoubleClick pursuant to which DoubleClick has agreed to acquire Abacus. The acquisition is to be effected through the issuance of 1.05 shares of DoubleClick common stock in exchange for each share of common stock of Abacus outstanding immediately prior to the consummation of the transaction and the assumption of Abacus' stock options outstanding at the effective date of the merger, based on such exchange ratio. Upon consummation of the transaction the stockholders of Abacus will own approximately 20.5% of the issued and outstanding common stock of DoubleClick. The amount of such consideration was determined based upon arm's-length negotiations between DoubleClick and Abacus. The Merger Agreement also provides for the payment by Abacus to DoubleClick under certain circumstances of a fee (the "Termination Fee") of $30 million plus a maximum of $2.5 million in DoubleClick expenses in the event the Merger Agreement is terminated. The transaction is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling of interests. The consummation of the transaction is subject to the satisfaction of certain conditions, including certain regulatory approvals and the approval of the stockholders of Abacus and DoubleClick.

         In connection with the transaction, DoubleClick and Abacus also entered into a Stock Option Agreement on June 13, 1999, pursuant to which Abacus has granted to DoubleClick an option to purchase up to 1,974,516 newly-issued shares of Abacus common stock under certain circumstances similar to those requiring the payment of the Termination Fee. A copy of the Stock Option Agreement is incorporated herein by reference as Exhibit 10.1. In addition, certain affiliates of Abacus have agreed to vote in favor of approval of the Merger Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The following exhibit is hereby filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

               EXHIBIT
               NUMBER                            DESCRIPTION OF DOCUMENT
               --------                          -----------------------
                 2.1      --  Agreement and Plan of Merger and Reorganization dated as of June
                              13, 1999 by and among DoubleClick, Inc., Atlanta Merger Corp. and
                              Abacus Direct Corporation.  Incorporated by reference to Exhibit
                              10.1 to the Form 8-K.

                10.1      --  Stock Option Agreement dated as of June 13, 1999 by and between
                              DoubleClick, Inc. and Abacus Direct Corporation.  Incorporated by
                              reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 18, 1999 (the "Form 8-K").

                27.01     --  Financial Data Schedule (for electronic filing only)

         (b) Reports on Form 8-K.

                  We filed a Current Report on Form 8-K on June 18, 1999.

                                   SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August 16, 1999                      ABACUS DIRECT CORPORATION


                                        By:         /s/ CARLOS E. SALA
                                            ----------------------------------
                                                       Carlos E. Sala
                                              Senior Vice President - Finance
                                                and Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and duly authorized officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1      --       Agreement and Plan of Merger and Reorganization dated as of
                    June 13, 1999 by and among DoubleClick, Inc., Atlanta
                    Merger Corp. and Abacus Direct Corporation. Incorporated by
                    reference to Exhibit 10.1 to the Form 8-K.

  10.1     --       Stock Option Agreement dated as of June 13, 1999 by and
                    between DoubleClick, Inc. and Abacus Direct Corporation.
                    Incorporated by reference to Exhibit 2.1 to the Current
                    Report on Form 8-K filed by the Company on June 18, 1999
                    (the "Form 8-K").

  27.01    --       Financial Data Schedule (for electronic filing only)