Form 10-Q
period 1999-09-30
ABACUS DIRECT CORP
filed 1999-11-15
CIK 1021080

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM      TO
                                                    ----    ----

                         COMMISSION FILE NUMBER 0-28834


                            ABACUS DIRECT CORPORATION
             (Exact name of registrant as specified in its charter)


                       DELAWARE                            84-1118166
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

                 11101 W 120TH AVENUE,
                 BROOMFIELD, COLORADO                        80021
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value:
9,967,522 shares outstanding as of November 10, 1999.


===============================================================================

                            ABACUS DIRECT CORPORATION

                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 1999


                                                                                        PAGE
                                                                                        ----
PART I.      FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Statements of Operations                                  3

                    Consolidated Balance Sheets                                            4

                    Consolidated Statements of Cash Flows                                  5

                    Notes to Condensed Consolidated Financial Statements                   6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                             7

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                     12


PART II.     OTHER INFORMATION

         ITEM 5.    OTHER INFORMATION                                                     13

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                      14


SIGNATURE                                                                                 15

INDEX TO EXHIBITS                                                                         16

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS


                            ABACUS DIRECT CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  ----------------------     ----------------------
                                                    1999          1998         1999          1998
                                                  --------      --------     --------      --------
Net revenues                                      $ 23,019      $ 16,008     $ 48,988      $ 34,458
Cost of revenues                                     3,970         2,374       10,433         6,602
                                                  --------      --------     --------      --------
   Gross profit                                     19,049        13,634       38,555        27,856
Operating expenses:
   Selling and marketing                             4,923         3,489       13,065         9,425
   General and administrative                        1,817         1,283        4,460         3,527
   Research and development                            898           400        2,279         1,251
   Facility relocation and other                        --           360           --           360
                                                  --------      --------     --------      --------
     Total operating expenses                        7,638         5,532       19,804        14,563
                                                  --------      --------     --------      --------
Income from operations                              11,411         8,102       18,751        13,293
Equity in losses of joint venture                     (208)           --         (573)           --
Interest and other income, net                         297           191          864           496
                                                  --------      --------     --------      --------
Income before income taxes                          11,500         8,293       19,042        13,789
Provision for income taxes                           4,520         3,303        7,484         5,309
                                                  ========      ========     ========      ========
     Net income                                   $  6,980      $  4,990     $ 11,558      $  8,480
                                                  ========      ========     ========      ========

Net income per common share -- basic              $   0.70      $   0.51     $   1.17      $   0.87
Net income per common share -- diluted            $   0.66      $   0.49     $   1.10      $   0.83

Weighted average number of outstanding
     common shares -- basic                          9,931         9,721        9,896         9,702
Weighted average number of outstanding
     common shares -- diluted                       10,575        10,202       10,511        10,195


     See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1999             1998
                                                                                 ------------     ------------
                                                                                 (UNAUDITED)
                                                    ASSETS

Current assets:
   Cash and cash equivalents                                                     $     25,465     $     24,263
   Accounts receivable (less allowance for doubtful accounts
     of $1,448 and $963 at September 30, 1999 and December 31,
     1998, respectively)                                                               22,822           12,034
   Prepaid expenses and other current assets                                            1,899              630
   Income taxes receivable                                                                 --            1,107
   Deferred taxes                                                                         727              727
                                                                                 ------------     ------------
     Total current assets                                                              50,913           38,761
Property and equipment, net                                                             7,410            4,488
Deferred taxes and other assets                                                         3,644               71
                                                                                 ============     ============
     Total assets                                                                $     61,967     $     43,320
                                                                                 ============     ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $        595     $        614
   Accrued expenses and other                                                           7,579            5,463
   Current obligations under capital leases                                               332              326
   Income taxes payable                                                                 2,335               --
                                                                                 ------------     ------------
     Total current liabilities                                                         10,841            6,403
Obligations under capital leases, net of current portion                                  362              613
Commitments and contingencies                                                              --               --
Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000 shares authorized; no shares
     issued and outstanding                                                                --               --
   Common stock, $0.001 par value; 25,000 shares authorized; 9,949 and 9,858 shares issued and outstanding at September 30, 1999
     and December 31, 1998, respectively                                                   10               10
   Additional paid-in capital                                                          15,505           12,603
   Retained earnings                                                                   35,249           23,691
                                                                                 ------------     ------------
     Total stockholders' equity                                                        50,764           36,304
                                                                                 ------------     ------------
     Total liabilities and stockholders' equity                                  $     61,967     $     43,320
                                                                                 ============     ============


     See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
OPERATING ACTIVITIES
   Net income                                                              $     11,558      $      8,480
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              2,087             1,157
       Equity in losses of joint venture                                            573                --
       Loss on disposal of equipment                                                 --                 1
       Facility relocation and other                                                 --               183
Changes in assets and liabilities:
   Accounts receivable, net                                                     (10,788)           (5,945)
   Prepaid expenses and other assets                                             (4,647)              (46)
   Accounts payable                                                                 (19)               51
   Accrued expenses                                                               2,116               573
   Income taxes payable                                                           4,670             3,150
                                                                           ------------      ------------
       Net cash provided by operating activities                                  5,550             7,604

INVESTING ACTIVITIES
   Purchases of property and equipment                                           (5,009)           (1,510)
   Loan to joint venture                                                           (333)               --
   Investment in joint venture                                                     (435)               --
                                                                           ------------      ------------
       Net cash used in investing activities                                     (5,777)           (1,510)

FINANCING ACTIVITIES
   Principal payments on capital leases                                            (245)              (10)
   Issuance of stock                                                              1,674               639
                                                                           ------------      ------------
       Net cash provided by financing activities                                  1,429               629
                                                                           ------------      ------------
Net increase (decrease) in cash                                                   1,202             6,723
Cash and cash equivalents at beginning of period                                 24,263            10,490
                                                                           ============      ============
Cash and cash equivalents at end of period                                 $     25,465      $     17,213
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                           $         62      $          2
   Income taxes paid                                                       $      2,561      $      2,264


     See accompanying Notes to Condensed Consolidated Financial Statements

                            ABACUS DIRECT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL INFORMATION.

         These condensed consolidated financial statements are unaudited and have been prepared by Abacus Direct Corporation ("Abacus" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions under Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassifications have been made in the fiscal 1998 financial statements to conform to the 1999 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. EARNINGS PER SHARE.

         Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded from the computation in period in which they have an anti-dilutive effect. The difference between Basic and Diluted weighted average number of common shares outstanding is attributable entirely to dilutive effect of outstanding stock options. The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises. The Company has no issued preferred stock from which dividends would reduce earnings available to common shareholders.

NOTE 3. SUBSEQUENT EVENT.

         On June 13, 1999, Abacus entered into the Merger Agreement with DoubleClick pursuant to which DoubleClick has agreed to acquire Abacus. The acquisition is to be effected through the issuance of 1.05 shares of DoubleClick common stock in exchange for each share of common stock of Abacus outstanding immediately prior to the consummation of the transaction and the assumption of Abacus' stock options outstanding at the effective date of the merger, based on such exchange ratio. Upon consummation of the transaction the stockholders of Abacus will own approximately 19.0% of the issued and outstanding common stock of DoubleClick. The amount of such consideration was determined based upon arm's length negotiations between DoubleClick and Abacus. The Merger Agreement also provides for the payment by Abacus to DoubleClick of a fee (the "Termination Fee") of $30 million, if the agreement is terminated under certain circumstances The transaction is intended to qualify as a tax-free reorganization under Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling of interests. The consummation of the transaction is subject to the satisfaction of certain conditions, including the approval of the stockholders of Abacus and DoubleClick.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Net Revenues. Net revenues increased 43.8% to $23.0 million for the three months ended September 30, 1999 from $16.0 million for the three months ended September 30, 1998 due primarily to an increase in sales to existing and new catalog clients and revenues from direct marketing clients outside the catalog industry. During the three months ended September 30, 1999, $3.6 million or 15.7% of net revenues were derived from annual fee-based subscription contracts, for which revenues are recognized ratably over the term of the subscription agreement.

         Cost of Revenues. Cost of revenues increased 67.2% to $4.0 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998 due primarily to increases in staff, contract labor dedicated to the Year 2000 Issue, rent, depreciation and processing costs associated with supporting higher revenues. Cost of revenues as a percentage of net revenues increased to 17.2% for the three months ended September 30, 1999 from 14.8% for the three months ended September 30, 1998 due primarily to an increase in employee and non-employee staffing levels and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 41.1% to $4.9 million for the three months ended September 30, 1999 from $3.5 million for the three months ended September 30, 1998. The increase in selling and marketing expenses is due primarily to an increase in sales staff, which resulted in higher training costs, travel expenses and rent, and higher commissions associated with higher revenues. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. Selling and marketing expenses at 21.4% of net revenues for the three months ended September 30, 1999 was comparable to 21.7% of net revenues for the same period in 1998.

         General and Administrative. General and administrative expenses increased 41.6% to $1.8 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth and related increases in travel expenses and rent, higher legal fees related to the Company's continued dependence on outside counsel for all legal advice, higher performance bonuses and an increase in external recruiting fees and moving expenses. General and administrative expenses for the three months ended September 30, 1999 were comparable to 8.0% of net revenues for the same period in 1998.

         Research and Development. Research and development expenses increased 124.5% to $898,000 for the three months ended September 30, 1999 from $400,000 for the three months ended September 30, 1998. The increase in research and development expenses resulted primarily from higher salaries and employee related expenses, rent and travel. Research and development expenses increased as a percentage of net revenues to 3.9% for the three months ended September 30, 1999 compared to 2.5% for the same period in 1998 due primarily to an increase in personnel assigned to the development of new products and improvement of existing products.

         Operating Profit. Operating profit increased 40.8% to $11.4 million from $8.1 million for the three months ended September 30, 1998. The increase in operating profit is due primarily to the combined effect of higher revenues and the fixed cost nature of certain expenses, which did not increase proportionately. The operating margin of 49.6% for the three months ended September 30, 1999 was comparable to the operating margin of 50.6% for the same period in 1998. Typically, revenue is much higher during the third quarter of each year, which results from a seasonal revenue pattern inherent in the business of the Company. Accordingly, the margins achieved during the third quarter are not indicative of the operating margin expected for the fourth quarter and year ended December 31, 1999.

         Equity in Losses of Joint Venture. Equity in the losses of joint venture for three months ended September 30, 1999 of $208,000 represents the Company's share of losses in Abacus Direct Europe, B.V., its joint venture with VNU, which commenced operations during the fourth quarter of 1998. The Company anticipates that it will recognize additional losses from Abacus Direct Europe, B.V. during the fourth quarter of 1999 as well as invest an additional $500,000 in cash to develop its operations during the remainder of 1999.

         Interest and Other Income, Net. Net interest income for the three months ended September 30, 1999 increased 55.5% to $297,000 from $191,000 for the three months ended September 30, 1998. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the three months ended September 30, 1999 increased to $4.5 million from $3.3 million for the same period in 1998. The increase in tax is due principally to higher pre-tax income. For the three months ended September 30, 1999, the Company's effective tax rate increased to 39.3% from an annual rate of 38.5% that was in effect during the same period in 1998. The increase in the effective tax rate is due primarily to a valuation allowance recorded against the tax benefit from equity investee losses.

         Net Income. Net income for the three months ended September 30, 1999 increased 39.9% to $7.0 million or $0.66 per common share (diluted) compared with net income of $5.0 million or $0.49 per common share (diluted) for the three months ended September 30, 1998. The increase in net income and net income per common share reflects higher operating and net interest income.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Net Revenues. Net revenues increased 42.2% to $49.0 million for the nine months ended September 30, 1999 from $34.5 million for the nine months ended September 30, 1998 due primarily to an increase in sales to existing and new clients and revenues from direct marketing clients outside the catalog industry. During the nine months ended September 30, 1999, $10.2 million or 20.8% of net revenues were derived from annual fee-based subscription contracts.

         Cost of Revenues. Cost of revenues increased 58.0% to $10.4 million for the first nine months ended September 30, 1999 from $6.6 million for the first nine months ended September 30, 1998, due primarily to increases in staff, contract labor dedicated to the Year 2000 Issue, rent, depreciation and processing costs associated with supporting higher revenues. Cost of revenues increased as a percentage of net revenues to 21.3% for the nine months ended September 30, 1999 from 19.2% for the nine months ended September 30, 1998, due primarily to increases in employee and non-employee staffing levels, Year 2000 Issue spending and higher software, hardware and systems processing costs required to support higher revenues.

         Selling and Marketing Expenses. Selling and marketing expenses increased 38.6% to $13.1 million for the nine months ended September 30, 1999 from $9.4 million for the nine months ended September 30, 1998. The increase in selling and marketing expenses is due primarily to an increase in sales staff, which resulted in higher training costs, travel expenses and rent, and higher commissions associated with higher revenues. The increase in the Company's sales force is intended to reduce the average number of accounts serviced by an account manager, improve customer service, and derive more revenues from customers. Selling and marketing expenses at 26.7% of net revenues for the nine months ended September 30, 1999 was comparable to 27.3% of net revenues for the same period in 1998.

         General and Administrative. General and administrative expenses increased 26.5% to $4.5 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase in general and administrative expenses resulted primarily from an increase in staff to support overall Company growth and related increases in travel expenses and rent, higher legal fees related to the Company's continued dependence on outside counsel for all legal advice and an increase in external recruiting fees and moving expenses. General and administrative expenses for the nine months ended September 30, 1999 decreased to 9.1% of net revenues compared to 10.2% for the nine months ended September 30, 1998 due primarily to the fixed cost nature of certain expenses which did not increase proportionately with the growth in revenues.

         Research and Development. Research and development expenses increased 82.2% to $2.3 million for the nine months ended September 30, 1998 from $1.3 million for the nine months ended September 30, 1998. The increase in research and development expenses resulted primarily from higher salaries and employee related expenses, rent and travel. Research and development expenses increased as a percentage of net revenues to 4.7% for the nine months ended September 30, 1999 compared to 3.6% for the same period in 1998 due primarily to an increase in personnel assigned to the development of new products and the improvement of existing products.

         Operating Profit. Operating profit increased 41.1% to $18.7 million from $13.3 million for the nine months ended September 30, 1999. The increase in operating profit was due to increased spending on information technology, research and development and staffing levels throughout the Company that were offset by higher net revenues. Operating profit of 38.3% of net revenues for the nine months ended September 30, 1999 was comparable to 38.6% of net revenues for the same period in 1998.

         Equity in Losses of Joint Venture. Equity in the losses of joint venture for nine months ended September 30, 1999 of $573,000 represents the Company's share of losses in Abacus Direct Europe, B.V., its joint venture with VNU, which commenced operations during the fourth quarter of 1998. The Company anticipates that it will recognize additional losses from Abacus Direct Europe, B.V. during the fourth quarter of 1999, and will invest an additional $500,000 in cash to develop its operations during the remainder of 1999.

         Interest and Other Income, Net. Net interest income for the nine months ended September 30, 1999 increased 74.2% to $864,000 from $496,000 for the nine months ended September 30, 1998. The increase in interest income was due primarily to interest earned on higher Company cash balances resulting from internally generated funds.

         Income Taxes. The Company's provision for income taxes for the nine months ended September 30, 1999 increased to $7.5 million from $5.3 million for the same period in 1998. The increase in tax is due principally to higher pre-tax income. For the nine months ended September 30, 1999, the Company's effective income tax rate increased to 39.3% from an annual rate of 38.5% that was in effect during the same period in 1998. The increase in the effective tax rate is due primarily to a valuation allowance recorded against the tax benefit from equity investee losses.

         Net Income. Net income for the nine months ended September 30, 1999 increased 36.3% to $11.6 million or $1.10 per common share (diluted) compared with net income of $8.5 million or $0.83 per common share (diluted) for the nine months ended September 30, 1998. The increase in net income and net income per common share reflects higher operating and net interest income.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash provided by operating activities for the nine months ended September 30, 1999 was $5.6 million compared to $7.6 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the decrease in operating cash flow was due primarily to the prepayment of expenses, which includes expenditures for services intended to improve database accuracy, and additional investment in working capital (primarily accounts receivable) to support the increase in net revenues, which was partially offset by higher net income as compared to the same period in the prior year. As of September 30, 1999, net working capital was $40.1 million compared to $32.4 million in the prior year, an increase of $7.7 million.

         On June 13, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with DoubleClick, Inc. ("DoubleClick") pursuant to which DoubleClick has agreed to acquire Abacus. In connection with the merger, Abacus plans to record a one-time charge during the fourth quarter relating to expenses incurred with this transaction.

         Cash used in investing activities was $5.8 million for the nine months ended September 30, 1999 compared to $1.5 million for the nine months ended September 30, 1998. These activities represent capital expenditures for computer equipment and peripheral systems, office equipment necessary to support revenue growth and the Company's investments in Abacus Direct Europe, B.V. During the nine months ended September 30, 1999, the Company has made additional equity investment in Abacus Direct Europe, B.V. in the amount of $435,000 and also made loan of $333,000. The Company plans to invest approximately $500,000 to develop the operations of the joint venture during the remainder of 1999. As a result of the Company's relocation to a new headquarters facility in Broomfield, Colorado in April 1999, the Company spent $4.0 million on office furniture, computer equipment, leasehold improvements and other relocation expenses during 1999.

         During the nine months ended September 30, 1999, net cash generated from financing activities was $1.4 million compared to $649,000 for the nine months ended September 30, 1998, due primarily to proceeds received from the exercise of employee stock options that were partially offset by principal payments on an existing capital lease obligation.

         The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents, which totaled approximately $25.5 million at September 30, 1999. Historically, the Company has funded its operations through cash flow from operations and debt and equity financing. The Company believes that its cash flow from operations and cash on hand will provide sufficient resources to meet its capital requirements and operational needs during the next twelve months.


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

         The Company has completed the assessment of its Year 2000 readiness for its internal information technology systems and non-information technology systems. As part of the Company's remediation efforts, it has modified its proprietary software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications to existing software the Year 2000 Issues related to its internal systems can be mitigated.

         The Company has communicated with members of the Abacus Alliance and is in the process of determining the extent to which the Company is vulnerable to the Abacus Alliance members' failure to remediate their own Year 2000 Issues. Of those surveyed, approximately 15% have responded acknowledging Year 2000 deficiencies. As a result of its own internal assessment of the transactional files contributed by the Abacus Alliance members, the Company has determined that those files which contain date-sensitive data may require modification or conversion to recognize the correct century prior to loading to the Abacus Alliance database. In order to minimize the impact on the business operations of the Company, a process has been developed to convert non-compliant data files contributed by Abacus Alliance members. Similarly, demographic and change of address information that is obtained from third parties and used to enhance the transactional data on the Abacus Alliance database may also require conversion or modification to be Year 2000 compliant.

         The Company has also communicated with a significant number of its external suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Primarily, the Year 2000 Issues from external suppliers relates to the Company's accounting and invoicing software systems, statistical software, data sorting software, and payroll processing. Approximately 75% of third parties have responded to requests for information. Some of these vendors have certified their products to be Year 2000 compliant while others are preparing to make them compliant in 1999. In the event the Company is operating a version of software or using a vendor's product that is not Year 2000 ready, it plans to either upgrade to the new version or product or seek substitutes that are Year 2000 compliant. Abacus believes that those third parties who have Year 2000 issues or have not responded to Abacus will not have a material adverse impact on this business operations of the Company since such third parties have either pledged to be Year 2000 compliant or are not critical vendors of Abacus' core business, payroll or accounting systems. If however, third parties or other companies on which the Company's systems rely are not timely converted or if such conversion is incompatible with the Company's systems, the Company's operations may be materially adversely affected.

         The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Costs incurred by the Company in its Year 2000 remediation efforts must be expensed as incurred. In addition, the replacement of computer hardware or software to comply with the Year 2000 Issue may result in a charge to income. The Company plans to complete its Year 2000 project during the fourth quarter of 1999. The total remaining cost of the Year 2000 project is estimated at $100,000 to $200,000 and is being funded through operating cash flow and is not expected to have a material effect on the results of operations or financial condition of the Company. Through September 30, 1999, the Company has incurred and expensed approximately $1.1 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The Company has been developing its contingency plans in the event its Year 2000 remediation efforts are unsuccessful, which will be completed during the fourth quarter. While the Company has not identified a reasonably likely worst case scenario in the event it does not become Year 2000 compliant, the Company continues to evaluate the Year 2000 Issue and is attempting to address any Year 2000 deficiencies.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities, which is designed for safety of principal, liquidity and diversification. Such investments are subject to inherent interest rate risk as they mature and are renewed at current market rates. As of September 30, 1999, all of the Company's investments are in securities that mature within 90 days. The Company does not presently use derivative financial instruments to adjust its risk profile. The Company is subject to competitive and fluctuating economic conditions of the direct marketing industry as a result of the Company's activities in such industry.

                                     PART II


ITEM 5. OTHER INFORMATION

DOUBLECLICK MERGER

         On June 13, 1999, Abacus entered into the Merger Agreement with DoubleClick pursuant to which DoubleClick has agreed to acquire Abacus. The acquisition is to be effected through the issuance of 1.05 shares of DoubleClick common stock in exchange for each share of common stock of Abacus outstanding immediately prior to the consummation of the transaction and the assumption of Abacus' stock options outstanding at the effective date of the merger, based on such exchange ratio. Upon consummation of the transaction the stockholders of Abacus will own approximately 19.0% of the issued and outstanding common stock of DoubleClick. The amount of such consideration was determined based upon arm's length negotiations between DoubleClick and Abacus. The Merger Agreement also provides for the payment by Abacus to DoubleClick of a fee (the "Termination Fee") of $30 million, if the agreement is terminated under certain circumstances. The transaction is intended to qualify as a tax-free reorganization under Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling of interests. The consummation of the transaction is subject to the satisfaction of certain conditions, including the approval of the stockholders of Abacus and DoubleClick.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

         EXHIBIT
         NUMBER                          DESCRIPTION OF DOCUMENT

         2.1      --          Agreement and Plan of Merger and Reorganization
                              dated as of June 13, 1999 by and among
                              DoubleClick, Inc., Atlanta Merger Corp. and Abacus
                              Direct Corporation. Incorporated by reference to
                              Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 18, 1999 (the "Form
                              8-K").

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


Dated: November 15, 1999                  ABACUS DIRECT CORPORATION


                                   By:         /s/ CARLOS E. SALA
                                      -------------------------------------
                                                 Carlos E. Sala
                                         Senior Vice President--Finance
                                           and Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and duly authorized officer)

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                             DESCRIPTION OF DOCUMENT
         -------                            -----------------------

         2.1      --          Agreement and Plan of Merger and Reorganization
                              dated as of June 13, 1999 by and among
                              DoubleClick, Inc., Atlanta Merger Corp. and Abacus
                              Direct Corporation. Incorporated by reference to
                              Exhibit 10.1 to the Current Report on Form 8-K
                              filed by the Company on June 18, 1999 (the "Form
                              8-K").

         10.1     --          Stock Option Agreement dated as of June 13, 1999
                              by and between DoubleClick, Inc. and Abacus Direct
                              Corporation. Incorporated by reference to Exhibit
                              2.1 to the Current Report on Form 8-K filed by the
                              Company on June 18, 1999 (the "Form 8-K").

         27.01    --          Financial Data Schedule (for electronic filing
                              only)